Form 10-Q
period 1996-06-30
TRANSDERM LABORATORIES CORP
filed 1996-08-07
CIK 948704

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1996   Commission File Number 0-27642




                      TRANSDERM LABORATORIES CORPORATION
            (Exact name of registrant as specified in its charter)



       Delaware                                        13-3518345
(State of Incorporation)                (I.R.S. Employer Identification No.)



          1212 Avenue of the Americas, 24th Floor, New York, NY 10036
                   (Address of principal executive offices)



                 Registrant's Telephone Number:  212-398-0700



The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 and has been subject to such filing requirements since September 18, 1995.


As of July 31, 1996, 40,000,000 shares of Common Stock, $.001 Par Value, were outstanding.


                       TRANSDERM LABORATORIES CORPORATION             Part I
                          CONSOLIDATED BALANCE SHEETS                 Item 1
                                 (In thousands)                       Page 2

                                                     June 30,   December 31,
                                                      1996          1995
ASSETS                                             (Unaudited)
CURRENT ASSETS
  Cash                                                $    16       $     8
  Accounts receivable                                     792           650
  Inventories (Note 3)                                    861           934
  Deferred income taxes - current                         116            72
  Other current assets                                     47             0
            Total Current Assets                        1,832         1,664

PROPERTY, PLANT & EQUIPMENT
  Land and building                                     2,854         2,854
  Other property, plant & equipment                     7,650         7,530
      Total Property, Plant & Equipment                10,504        10,384
  Less accumulated depreciation & amortization          5,203         4,855
            Net Property, Plant & Equipment             5,301         5,529

NON-CURRENT ASSETS
  Deferred income taxes                                   741           989
  Payable to Health-Chem as net operating loss and
    tax credit carryforwards are used (Note 1)           <502>         <803>
  Long-term receivable - Health-Chem                    1,541         1,939
  Other non-current assets                                  0             1
            Total Non-Current Assets                    1,780         2,126
TOTAL ASSETS                                          $ 8,913       $ 9,319

LIABILITIES AND STOCKHOLDERS' EQUITY <DEFICIENCY>

CURRENT LIABILITIES
  Accounts payable                                    $   536       $   250
  Accrued expenses and other current liabilities          367           552
  Current portion of redeemable preferred
    stock (Note 1)                                      1,000           500
  Preferred dividends payable                             166           233
  Income taxes payable                                     47            91
            Total Current Liabilities                   2,116         1,626

LONG-TERM LIABILITIES
  Subordinated promissory note (Note 1)                 7,000         7,000
  Other long-term debt                                      0           200
  Deferred income taxes                                   595           537

REDEEMABLE PREFERRED STOCK (Note 1)                     8,500         9,500

STOCKHOLDERS' EQUITY <DEFICIENCY>
  Common stock                                             40            40
  Retained deficit                                     <9,338>       <9,584>
            Total Stockholders' Equity <Deficiency>    <9,298>       <9,544>
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 <DEFICIENCY>                                         $ 8,913       $ 9,319

See Notes to Consolidated Financial Statements.



                        TRANSDERM LABORATORIES CORPORATION             Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                         (In thousands, except share data)             Page 3


                                                        For The Six Months
                                                         Ended June 30,
                                                         1996         1995
REVENUE:
  Net sales                                            $ 7,032      $ 5,768
  Cost of goods sold                                     2,873        2,384
  Gross profit                                           4,159        3,384

OPERATING EXPENSES:
  Selling, general and administrative expense            1,142          804
  Legal expense                                            761          107
  Research and development expense                       1,144        1,162
  Net interest expense                                     261          274
    Total operating expenses                             3,308        2,347

INCOME FROM OPERATIONS                                     851        1,037
  Other income                                              42          100

INCOME FROM OPERATIONS BEFORE TAXES                        893        1,137
  Income tax provision (Note 2)                            306          427

NET INCOME                                                 587          710

PREFERRED DIVIDENDS                                        341            0

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS            $   246      $   710


Earnings per Common Share (primary & fully diluted) (Note 4):

NET INCOME PER COMMON SHARE                            $  0.01

Average number of common shares outstanding (Note 4)
  Primary                                           47,453,755
  Fully Diluted                                     47,621,166









See Notes to Consolidated Financial Statements.






                        TRANSDERM LABORATORIES CORPORATION             Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                         (In thousands, except share data)             Page 4


                                                       For The Three Months
                                                         Ended June 30,
                                                         1996         1995
REVENUE:
  Net sales                                            $ 3,230      $ 2,578
  Cost of goods sold                                     1,373        1,140
  Gross profit                                           1,857        1,438

OPERATING EXPENSES:
  Selling, general and administrative expense              537          437
  Legal expense                                            546           50
  Research and development expense                         584          586
  Net interest expense                                     135          129
    Total operating expenses                             1,802        1,202

INCOME FROM OPERATIONS                                      55          236
  Other income                                              42          100

INCOME FROM OPERATIONS BEFORE TAXES                         97          336
  Income tax provision (Note 2)                             45          122

NET INCOME                                                  52          214

PREFERRED DIVIDENDS                                        166            0

NET <LOSS> INCOME AVAILABLE TO COMMON STOCKHOLDERS     $  <114>     $   214


Earnings per Common Share (primary & fully diluted) (Note 4):

NET LOSS PER COMMON SHARE                              $  0.00

Average number of common shares outstanding (Note 4)
  Primary                                           46,093,750
  Fully Diluted                                     46,428,571









See Notes to Consolidated Financial Statements.




                     TRANSDERM LABORATORIES CORPORATION              Part I
                      CONSOLIDATED CASH FLOW STATEMENTS              Item 1
                                 (Unaudited)                         Page 5
                               (In thousands)

                                                        For The Six Months
                                                          Ended June 30,
                                                          1996        1995
Cash was Provided by <Used for>:
OPERATIONS:
  Net income                                            $   587     $   710
  Adjustments to reconcile net income to net cash
   provided by operations:
    Depreciation and amortization                           348         354
    Deferred income taxes                                   262         367
  Changes in:
    Accounts receivable                                    <142>        101
    Inventories                                              73        <230>
    Other current assets                                    <47>          0
    Other non-current assets                                  1           0
    Accounts payable                                        286         393
    Accrued expenses and other current liabilities         <185>       <205>
    Income taxes payable                                    <44>        <53>
  Net cash provided by operations                         1,139       1,437

INVESTING:
  Additions to property, plant and equipment               <120>       <317>
  Net cash used for investing                              <120>       <317>

FINANCING:
  Borrowings from <payments to> affiliates, net              97      <1,066>
  Other long-term debt payments                            <200>          0
  Redemption of preferred stock                            <500>          0
  Preferred dividends paid                                 <408>          0
  Decrease in Health-Chem equity in land and building         0         <54>
  Net cash used for financing                            <1,011>     <1,120>

Net Increase in Cash                                          8           0
Cash at beginning of period                                   8           3
Cash at end of period                                   $    16     $     3

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                            $   324     $   274
    Income taxes                                             89         134








See Notes to Consolidated Financial Statements.

                      TRANSDERM LABORATORIES CORPORATION            Part I
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Item 1
                                  (Unaudited)                       Page 6





1.  Basis of Presentation and Nature of Operations

    Transderm Laboratories Corporation (the "Company") is an indirect 90% owned subsidiary of Health-Chem Corporation ("Health-Chem").

    In April 1995, Health-Chem's Board of Directors approved a plan to realign certain of its business operations in order to separate its transdermal pharmaceutical business from its hospital and industrial laminated fabrics and environmental chemical business. As part of such realignment, Hercon Laboratories Corporation ("Hercon") effectively transferred its environmental chemical business to a subsidiary of Health-Chem, Hercon Environmental Corporation.

    Following the completion of the transfer of the environmental business, the Company, Herculite Products, Inc. ("Herculite"), which is a wholly-owned subsidiary of Health-Chem, and Health-Chem entered into a Plan of Reorganization and Asset Exchange Agreement effective August 31, 1995.

    The Plan of Reorganization and Asset Exchange Agreement required:

      . The transfer from Herculite to the Company of the manufacturing facility in which Hercon's operations are conducted and the 985 shares of Hercon common stock owned by Herculite in exchange for 1,000,000 shares of the Company's Redeemable Preferred Stock, $10.00 par value.

      .     Hercon's issuance to Health-Chem of a $7,000,000, 9%
            Subordinated Promissory Note evidencing the approximate amount of intercompany advances owed by Hercon to Health-Chem.

      . The Company's issuance of 40,000,000 shares of its authorized 60,000,000 shares of Common Stock, $.001 par value, in exchange for the previously issued 50 shares of its $.01 par value common stock.

      . The Company's payment to Health-Chem as it uses its net operating loss and tax credit carryforwards to offset future taxable income as a result of entering into a Tax Sharing Agreement.

     .      The Company's participation in a Corporate Services
            Agreement with Health-Chem.

    In September 1995, subscription rights to purchase up to 4,000,000 shares of the Company's Common Stock for $.10 per share were issued to holders of Health-Chem common stock. The Rights Offering expired November 10, 1995, with shareholders subscribing to the 4,000,000 shares of the Company's Common Stock by exercising their Basic Subscription Rights and Oversubscription Privileges.




                      TRANSDERM LABORATORIES CORPORATION            Part I
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Item 1
                                  (Unaudited)                       Page 7




    The accompanying financial statements of the Company, which are consolidated as of and for the interim periods ended June 30, 1996 and as of December 31, 1995 and combined for the interim periods ended June 30, 1995 (collectively referred to as "consolidated") include the operations of the following:

      . Transderm Laboratories Corporation, a previously inactive company which was originally incorporated in 1989.

      . Hercon, excluding its former environmental division which was transferred to another subsidiary of Health-Chem effective April 28, 1995.

      . The land and building, previously owned by Herculite, in which Hercon's operations are conducted.

    The Consolidated Balance Sheet as of June 30, 1996, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended June 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

    Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full years.


2.  Taxes on Income  (In thousands)                     For the Six Months
                                                          Ended June 30,
                                                         1996         1995

    Taxes on income include provision for:
      Federal income taxes                             $   289      $   366
      State and local income taxes                          17           61
        Total                                          $   306      $   427

    Taxes on income are comprised of:
      Current                                          $    44      $    60
      Deferred                                             262          367
        Total                                          $   306      $   427









                      TRANSDERM LABORATORIES CORPORATION            Part I
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Item 1
                                  (Unaudited)                       Page 8



    A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                         For the Six Months
                                                           Ended June 30,
                                                           1996        1995

    Tax provision at statutory rate                      $   304     $   386
    Increase <decrease> resulting from:
      State and local taxes, net of federal tax benefit       27          41
      Reversal of valuation allowance                        <25>          0
    Tax provision                                        $   306     $   427


3.  Inventories  (In thousands)

                                          June 30, 1996    December 31, 1995

    Raw materials                             $   758             $   749
    Finished goods and work in process            103                 185
    Total inventories                         $   861             $   934


4.  Earnings Per Share

    Primary and fully diluted earnings per share are computed based upon the weighted average number of common shares outstanding after adjustment for any dilutive effect of the Company's stock options.



                      TRANSDERM LABORATORIES CORPORATION            Part I
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 9


Results of Operations

Net sales increased $1,264,000 for the six months ended June 30, 1996 as compared to the same period in 1995. The increase is due primarily to greater demand from distributors for transdermal nitroglycerin patches ($1,073,000) and to higher selling prices ($191,000).

Net sales increased $652,000 for the quarter ended June 30, 1996 as compared to the same period in 1995. The fluctuation in sales is attributable to the factors noted above -- greater demand ($503,000) and higher selling prices ($149,000).

Gross profit increased $775,000, or 23%, for the six months ended June 30, 1996 as compared to the same period in 1995. Gross profit as a percentage of net sales was 59% in both 1996 and 1995. Gross profit increased primarily due to increased domestic sales volumes of transdermal nitroglycerin patches.

Gross profit increased $419,000, or 29%, for the quarter ended June 30, 1996 as compared to the same period in 1995. Gross profit as a percentage of net sales increased from 56% for 1995 to 57% for 1996. These increases in gross profit are attributable to the factors noted above.

Selling, general and administrative expenses, excluding legal expenses, increased $338,000 for the six months ended June 30, 1996 as compared to the same period in 1995. This increase is due primarily to a higher allocation of expenses from affiliates of $196,000 and from higher payroll-related, data processing and consulting costs. Selling, general and administrative expenses incurred by Health-Chem which cannot be directly attributed to a specific subsidiary are allocated to the Company based upon its net sales as a percentage of Health-Chem's net sales. The Company's allocation of Health-Chem's total expenses was 27% for the six months ended June 30, 1996 as compared to 25% for the same period in 1995. For the quarter ended June 30, 1996, selling, general and administrative expenses, excluding legal expenses, increased $100,000 due primarily to the same reasons described above.

Legal expenses for the six months and quarter ended June 30, 1996 increased $654,000 and $496,000, respectively, as compared to the same periods in 1995. In August 1995, Key Pharmaceuticals, Inc. commenced an action against the Company's Hercon subsidiary relating to some of Hercon's improved transdermal nitroglycerin products. The increased legal expenses are primarily due to the costs of intensive discovery related to the defense of this action. Discovery is currently scheduled to be completed by mid August 1996. The trial in this action is scheduled to begin during the last week in September 1996.

Research and development expenses for the six months and quarter ended June 30, 1996 decreased $18,000 and $2,000, respectively, as compared to the same periods in 1995. These decreases are due primarily to lower clinical materials expense and to the timing of various phases of clinical studies and other scheduled research activities. The Company expects total research and development expenses related to pharmaceutical products in 1996 to approximate 1995 levels.

Net interest expense decreased $13,000 for the six months ended June 30, 1996 as compared to the same period in 1995 due primarily to a reduction in the outstanding balance of the note payable to Circa Pharmaceuticals, Inc. Net interest expense increased $6,000 for the quarter ended June 30, 1996 as compared to the same period in 1995 due primarily to higher average interest rates on net borrowings from affiliates.



                      TRANSDERM LABORATORIES CORPORATION            Part I
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
                 FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 10


Other income for the six months and quarter ended June 30, 1996 each decreased $58,000 as compared to the same periods in 1995. These decreases are due to nonrecurring proceeds of $100,000 received from entering into a distribution agreement in the second quarter of 1995, partially offset by $42,000 of second quarter 1996 development work income.

Income from operations before taxes decreased $244,000 and $239,000 for the six months and quarter ended June 30, 1996, respectively, as compared to the same periods in 1995 due primarily to the factors discussed above. Income tax provision varies with the amount and nature of the components of income from operations before taxes. The decrease in the effective tax rate from 38% for the six months ended June 30, 1995 to 34% for the six months ended June 30, 1996 is due primarily to a reversal of a portion of the valuation allowance amounting to $25,000, with such reversal directly reducing the income tax provision (See Note 2).

Preferred dividends of $341,000 and $166,000 for the six months and quarter ended June 30, 1996, respectively, reflect dividends associated with the Company's Redeemable Preferred Stock, $10.00 par value, issued on August 31, 1995 (See Note 1). On March 31, 1996, the Company, as required, redeemed 50,000 shares of the 1,000,000 shares of preferred stock that were issued. Annual dividend payments required are $.70 per share.

The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full years.


Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's consolidated financial statements.
                                               June 30,        December 31,
                                                 1996              1995

Working capital (in thousands)                  $ <284>           $   38
 (Current assets less current liabilities)

Current ratio                                      0.9               1.0
 (Current assets/current liabilities)

Quick ratio                                        0.4               0.4
 (Cash and receivables/current liabilities)

Working capital decreased $322,000 from December 31, 1995 to June 30, 1996 due to a $490,000 increase in current liabilities, partially offset by a $168,000 increase in current assets. Cash, accounts receivable, deferred taxes and other current assets increased $8,000, $142,000, $44,000 and $47,000, respectively, while inventory decreased $73,000. The increase in accounts receivable and decrease in inventory resulted from an increase in sales in the second quarter of 1996 as compared to the fourth quarter of 1995. The increase in current liabilities is due to increases in the current portion of redeemable preferred stock and accounts payable of $500,000 and $286,000, respectively, partially offset by decreases in accrued expenses, preferred dividends payable and state taxes payable of $185,000, $67,000 and $44,000, respectively.



                     TRANSDERM LABORATORIES CORPORATION              Part I
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF           Item 2
                 FINANCIAL CONDITION & RESULTS OF OPERATIONS        Page 11




Cash provided by operations for the six months ended June 30, 1996 was $1,139,000.

The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

The Company has financed its capital requirements primarily from cash flow generated from operations and borrowings from its affiliates.

Capital expenditures in 1996 for property, plant and equipment are expected to be approximately $300,000. These capital expenditures will primarily consist of equipment needed to assemble and package the Company's second generation nitroglycerin products.

Health-Chem is a borrower along with its affiliates, including the Company, under the terms of a $6,000,000 line of credit with The First National Bank of Maryland. Pacific Combining Corporation ("Pacific"), a subsidiary of Health-Chem, is a borrower under the terms of a $1,750,000 term loan with The First National Bank of Maryland. Borrowings under the line of credit and term loan are collateralized by a pledge of substantially all of the assets of Health-Chem, Pacific, the Company, and Health-Chem's other operating subsidiaries with the exception of real estate. The line of credit and term loan, which expire on October 15, 1997 and November 15, 2000, respectively, are subject to various financial covenants. At June 30, 1996, Health-Chem and its affiliates were in compliance with the covenants as amended.

As part of the Plan of Reorganization and Asset Exchange Agreement by and among Health-Chem, Herculite, and the Company effective August 31, 1995, the Company and Hercon have incurred financial obligations to Health-Chem and its other affiliates, including the following:

  . On August 31, 1995, Hercon issued to Health-Chem a $7,000,000, 9%
    Subordinated Promissory Note in exchange for the then outstanding borrowings from affiliates. Interest payments associated with this note are due semi-annually and, as required, commenced March 31, 1996, with the principal amount of $7,000,000 payable on March 31, 1999. Prior to August 31, 1995, interest associated with borrowings from affiliates was at a rate equal to the prime rate charged by The First National Bank of Maryland.

  . The Company is required to make semi-annual preferred dividend payments to Herculite at the annual rate of $.70 per share on the then-outstanding shares of the redeemable preferred stock, $10.00 par value, issued to Herculite in 1995. In March 1996, the Company, as required, commenced the semi-annual dividend payments and redeemed, for $500,000, 50,000 shares of the 1,000,000 shares of preferred stock issued to Herculite. Additional required redemption payments are $1,000,000 annually in 1997 through 2004 and $1,500,000 in 2005.









                     TRANSDERM LABORATORIES CORPORATION              Part I
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF           Item 2
                 FINANCIAL CONDITION & RESULTS OF OPERATIONS        Page 12




  . Pursuant to a Corporate Services Agreement between the Company and
    Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem or, for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company reimbursed Health-Chem approximately $570,000 and $374,000 for the six months ended June 30, 1996 and 1995, respectively. The Agreement has an initial term expiring on December 31, 1997 and will automatically renew for successive one-year terms. The Company will be required to provide 30 days' notice prior to cancellation of the Agreement.

  . Pursuant to a tax sharing agreement between the Company and Health-
    Chem, the Company is required to pay Health-Chem as it uses its net operating loss and tax credit carryforwards to offset future taxable income. At June 30, 1996, the maximum amount of future such payments was $502,000.

The semi-annual interest payment on the subordinated promissory note is $315,000 and the semi-annual dividend on the preferred stock currently outstanding is $332,500. In addition to the cumulative dividends and interest payments, the Company is obligated to redeem the preferred stock and repay the promissory note as described above. The Company anticipates that internally generated funds may not be sufficient to provide the Company with cash to meet all of these retirement and redemption obligations and thus the Company may need to raise additional capital from third parties.




                                                                    Part II
                                                                     Item 1
                                                                    Page 13


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


There were no material developments in any pending legal proceedings in the quarter ended June 30, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on April 30, 1996. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

    Nominee                  In Favor                Withheld

Thomas J. Atkins            39,572,976                83,920
Joyce F. Brown              39,572,835                84,061
Michael J. Campbell         39,572,976                83,920
Ester R. Fuchs              39,571,576                85,320
Donald E. Kauffman, Jr.     39,572,835                84,061
Murray Lieber               39,573,076                83,820
Marvin M. Speiser           39,488,209               168,687
Robert D. Speiser           39,487,715               169,181

The results of the voting on the adoption of the 1996 Performance Equity Plan were as follows:

   For           Against          Abstained      Broker Non-Vote

39,407,125       165,659            16,514           67,598



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1 Master Modification Agreement dated as of June 30, 1996 by and between The First National Bank of Maryland, Marvin M. Speiser, Health-Chem Corporation, Pacific Combining Corporation, Hercon Laboratories Corporation, Herculite Products, Inc., Hercon Environmental Corporation and the Company, filed as
            Exhibit 10.1 to Health-Chem's Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

(b) During the three months ended June 30, 1996, the Company did not file any reports on Form 8-K.














                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANSDERM LABORATORIES CORPORATION





August 5, 1996                      /s/  Robert D. Speiser
                                    By:  Robert D. Speiser
                                         President (Principal
                                         Executive Officer)



                                    /s/  Ronald J. Burghauser
                                    By:  Ronald J. Burghauser
                                         Controller
                                         (Principal Financial Officer)
                                         (Principal Accounting Officer)
