Form 10-Q
period 1996-09-30
TRANSDERM LABORATORIES CORP
filed 1996-11-06
CIK 948704

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1996   Commission File Number 0-27642




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



The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.


As of October 31, 1996, 40,000,000 shares of Common Stock, $.001 Par Value, were outstanding.


                         TRANSDERM LABORATORIES CORPORATION         Part I
                            CONSOLIDATED BALANCE SHEETS             Item 1
                                   (In thousands)                   Page 2

                                                September 30,   December 31,
                                                     1996           1995
ASSETS                                            (Unaudited)

CURRENT ASSETS
  Cash                                                $     8       $     8
  Accounts receivable                                   1,167           650
  Inventories (Note 3)                                  1,124           934
  Deferred income taxes - current                         106            72
  Other current assets                                     24             0
    Total Current Assets                                2,429         1,664

PROPERTY, PLANT & EQUIPMENT
  Land and building                                     2,854         2,854
  Other property, plant & equipment                     7,840         7,530
    Total Property, Plant & Equipment                  10,694        10,384
  Less accumulated depreciation & amortization          5,366         4,855
    Net Property, Plant & Equipment                     5,328         5,529

NON-CURRENT ASSETS
  Deferred income taxes                                   745           989
  Payable to Health-Chem as net operating loss and
    tax credit carryforwards are used                    <432>         <803>
  Long-term receivable - Health-Chem                      795         1,939
  Other non-current assets                                  0             1
    Total Non-Current Assets                            1,108         2,126
TOTAL ASSETS                                          $ 8,865       $ 9,319

LIABILITIES AND STOCKHOLDERS' EQUITY <DEFICIENCY>

CURRENT LIABILITIES
  Accounts payable                                    $ 1,257       $   250
  Accrued expenses and other current liabilities          196           552
  Current portion of redeemable preferred stock         1,000           500
  Preferred dividends payable                               0           233
  Income taxes payable                                     16            91
    Total Current Liabilities                           2,469         1,626

LONG-TERM LIABILITIES
  Subordinated promissory note                          7,000         7,000
  Other long-term debt                                      0           200
  Deferred income taxes                                   489           537

REDEEMABLE PREFERRED STOCK                              8,500         9,500

STOCKHOLDERS' EQUITY <DEFICIENCY>
  Common stock                                             40            40
  Retained deficit                                     <9,633>       <9,584>
    Total Stockholders' Equity <Deficiency>            <9,593>       <9,544>
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY <DEFICIENCY>                                  $ 8,865       $ 9,319

See Notes to Consolidated Financial Statements.



                      TRANSDERM LABORATORIES CORPORATION             Part I
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                       (In thousands, except share data)             Page 3


                                                        For The Nine Months
                                                        Ended September 30,
                                                          1996        1995
REVENUE:
  Net sales                                             $10,022     $ 9,468
  Cost of goods sold                                      4,198       3,830
  Gross profit                                            5,824       5,638

OPERATING EXPENSES:
  Selling, general and administrative expense             1,696       1,447
  Legal expense                                           1,514         129
  Research and development expense                        1,667       1,903
  Net interest expense                                      330         416
    Total operating expenses                              5,207       3,895

INCOME FROM OPERATIONS                                      617       1,743
  Other income                                               42         100

INCOME FROM OPERATIONS BEFORE TAXES                         659       1,843
  Income tax provision (Note 2)                             201         697

NET INCOME                                                  458       1,146

PREFERRED DIVIDENDS                                         507          58

NET <LOSS> INCOME AVAILABLE TO COMMON STOCKHOLDERS      $   <49>    $ 1,088


Earnings per Common Share (primary & fully diluted) (Note 4):

NET <LOSS> INCOME PER COMMON SHARE                      $  0.00     $  0.03

Average number of common shares outstanding (Note 4)
  Primary                                            47,254,285  40,000,000
  Fully Diluted                                      47,365,893  40,000,000










See Notes to Consolidated Financial Statements.







                      TRANSDERM LABORATORIES CORPORATION             Part I
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                       (In thousands, except share data)             Page 4


                                                       For The Three Months
                                                       Ended September 30,
                                                         1996         1995
REVENUE:
  Net sales                                            $ 2,990      $ 3,700
  Cost of goods sold                                     1,325        1,446
  Gross profit                                           1,665        2,254

OPERATING EXPENSES:
  Selling, general and administrative expense              554          643
  Legal expense                                            753           22
  Research and development expense                         523          741
  Net interest expense                                      69          142
    Total operating expenses                             1,899        1,548

<LOSS> INCOME FROM OPERATIONS BEFORE TAXES                <234>         706
  Income tax <benefit> provision                          <105>         270

NET <LOSS> INCOME                                         <129>         436

PREFERRED DIVIDENDS                                        166           58

NET <LOSS> INCOME AVAILABLE TO COMMON STOCKHOLDERS     $  <295>     $   378


Earnings per Common Share (primary & fully diluted) (Note 4):

NET <LOSS> INCOME PER COMMON SHARE                     $ <0.01>     $  0.01

Average number of common shares outstanding (Note 4)
  Primary                                           46,855,346   40,000,000
  Fully Diluted                                     46,855,346   40,000,000









See Notes to Consolidated Financial Statements.





                     TRANSDERM LABORATORIES CORPORATION              Part I
                      CONSOLIDATED CASH FLOW STATEMENTS              Item 1
                                 (Unaudited)                         Page 5
                                (In thousands)

                                                        For The Nine Months
                                                        Ended September 30,
                                                          1996        1995
Cash was Provided by <Used for>:
OPERATIONS:
  Net income                                            $   458     $ 1,146
  Adjustments to reconcile net income to net cash
   provided by operations:
    Depreciation and amortization                           511         527
    Deferred income taxes                                   162         591
  Changes in:
    Accounts receivable                                    <517>         81
    Inventories                                            <190>       <107>
    Other current assets                                    <24>          0
    Other non-current assets                                  1           0
    Accounts payable                                      1,007        <157>
    Accrued expenses and other current liabilities         <356>       <102>
    Income taxes payable                                    <75>        <29>
  Net cash provided by operations                           977       1,950

INVESTING:
  Additions to property, plant and equipment               <310>       <476>
  Net cash used for investing                              <310>       <476>

FINANCING:
  Borrowings from <payments to> affiliates, net             773      <1,392>
  Other long-term debt payments                            <200>          0
  Redemption of preferred stock                            <500>          0
  Preferred dividends paid                                 <740>          0
  Decrease in Health-Chem equity in land and building         0         <73>
  Net cash used for financing                              <667>     <1,465>

Net Increase in Cash                                          0           9
Cash at beginning of period                                   8           3
Cash at end of period                                   $     8     $    12

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                            $   482     $   423
    Income taxes                                            114         156
Supplemental Schedule of Noncash Investing and Financing:
  Issuance of redeemable preferred stock in exchange
    for land and building and the stock of Hercon
    Laboratories Corporation                                  0      10,000
  Issuance of 40,000,000 shares of Transderm
    Laboratories Corporation common stock, $.001 par
    value, in exchange for the previously issued $.01
    par value common shares                                   0          40
  Increase in Health-Chem payable for the right to use
    net operating loss and tax credit carryforwards           0         963

See Notes to Consolidated Financial Statements.

                       TRANSDERM LABORATORIES CORPORATION            Part I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Item 1
                                   (Unaudited)                       Page 6





1.  Basis of Presentation

    The consolidated financial statements include the accounts of Transderm Laboratories Corporation and its subsidiary, Hercon Laboratories Corporation ("Hercon"). Transderm Laboratories Corporation and Hercon Laboratories Corporation are sometimes hereinafter referred to collectively as the "Company". The Company is an indirect 90% owned subsidiary of Health-Chem Corporation ("Health-Chem").

    The Consolidated Balance Sheet as of September 30, 1996, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended September 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

    Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full years.


2.  Taxes on Income  (In thousands)                    For the Nine Months
                                                       Ended September 30,
                                                         1996        1995

    Taxes on income include provision <benefit> for:
      Federal income taxes                             $   212     $   591
      State and local income taxes                         <11>        106
        Total                                          $   201     $   697

    Taxes on income are comprised of:
      Current                                          $    39     $   106
      Deferred                                             162         591
        Total                                          $   201     $   697






                       TRANSDERM LABORATORIES CORPORATION            Part I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Item 1
                                   (Unaudited)                       Page 7



    A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                         For the Nine Months
                                                         Ended September 30,
                                                           1996        1995

    Tax provision at statutory rate                      $   225     $   627
    Increase <decrease> resulting from:
      State and local taxes, net of federal tax benefit        1          70
      Reversal of valuation allowance                        <25>          0
    Tax provision                                        $   201     $   697


3.  Inventories  (In thousands)

                                       September 30, 1996    December 31, 1995

    Raw materials                             $ 1,026             $   749
    Finished goods and work in process             98                 185
    Total inventories                         $ 1,124             $   934


4.  Earnings Per Share

    Primary and fully diluted earnings per share are computed based upon the weighted average number of common shares outstanding after adjustment for any dilutive effect of the Company's stock options.


5.  Legal Proceedings

    Reference is made to Item 8, Financial Statements, Note 5 of the Notes to Consolidated Financial Statements in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for a description of an action in the United States District Court for the District of Delaware entitled Key Pharmaceuticals Inc. v. Hercon Laboratories Corporation. A trial in this action was completed on October 10, 1996. The Court has ordered that all post-trial briefs in this matter shall be filed by December 6, 1996 at which time oral argument will be scheduled.





                       TRANSDERM LABORATORIES CORPORATION            Part I
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS       Page 8



Results of Operations

The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks and uncertainties, including those referred to herein and in the Company's Reports on Form 10-K and Form 10-Q, which could cause actual results to differ materially from the forward-looking statements.

Net sales increased $554,000 for the nine months ended September 30, 1996 as compared to the same period in 1995. The increase is due primarily to greater demand from distributors for transdermal nitroglycerin patches ($234,000) and to higher selling prices ($320,000).

Net sales decreased $710,000 for the quarter ended September 30, 1996 as compared to the same period in 1995. The decrease in net sales consists of an $839,000 decrease in volume, partially offset by $129,000 in higher selling prices. The net sales decrease was due to lower sales to one of the Company's domestic distributors, which in August 1996 obtained approval from the United States Food and Drug Administration for the manufacture and sale of its own nitroglycerin patches. This distributor accounted for approximately 51% of the Company's sales for the year ended December 31, 1995. In addition to the expected loss of sales to this distributor, it is anticipated that this distributor's nitroglycerin patches will compete with the Company's nitroglycerin patches. Sales to all of the Company's other distributors of nitroglycerin patches increased during the period, as compared to both the same period in 1995 and the second quarter of 1996.

Gross profit increased $186,000, or 3%, for the nine months ended September 30, 1996 as compared to the same period in 1995. Gross profit as a percentage of net sales decreased from 60% for 1995 to 58% for 1996. Gross profit increased primarily due to increased domestic sales volumes of transdermal nitroglycerin patches. Lower margins reflect increased domestic sales volumes of lower margin products, as well as increased operating costs.

Gross profit decreased $589,000, or 26%, for the quarter ended September 30, 1996 as compared to the same period in 1995. Gross profit as a percentage of net sales decreased from 61% for 1995 to 56% for 1996. Gross profit decreased primarily due to decreased domestic sales volumes of transdermal nitroglycerin patches. Lower margins reflect the change in relationship of lower margin export sales to higher margin domestic sales, as well as increased operating costs.

Selling, general and administrative expenses, excluding legal expenses, increased $249,000 for the nine months ended September 30, 1996 as compared to the same period in 1995. This increase is due primarily to a higher allocation of expenses from affiliates of $122,000 and from higher data processing and consulting costs. Selling, general and administrative expenses incurred by Health-Chem which cannot be directly attributed to a specific subsidiary are allocated to the Company based upon its net sales as a percentage of Health-Chem's net sales. The Company's allocation of Health-Chem's total expenses was 26% for both the nine months ended September 30, 1996 and 1995. For the quarter ended September 30, 1996, selling, general and administrative expenses, excluding legal expenses, decreased $89,000. This decrease is due primarily to a lower allocation of expenses from affiliates of $74,000 and from decreased royalty costs.



                       TRANSDERM LABORATORIES CORPORATION            Part I
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS       Page 9



Legal expenses for the nine months and quarter ended September 30, 1996 increased $1,385,000 and $731,000, respectively, as compared to the same periods in 1995. In August 1995, Key Pharmaceuticals, Inc. commenced an action against Hercon relating to some of Hercon's improved transdermal nitroglycerin products. The increased legal expenses are primarily due to the costs related to the defense of this action, including preparation for trial, which was commenced at the end of September 1996.

Research and development expenses for the nine months and quarter ended September 30, 1996 decreased $236,000 and $218,000, respectively, as compared to the same periods in 1995. These decreases are due primarily to lower outside testing and clinical materials expenses. These expenses are expected to remain below 1995 levels through the fourth quarter of 1996 and are expected to increase in the first quarter of 1997 as the Company commences new phases of clinical studies.

Net interest expense for the nine months and quarter ended September 30, 1996 decreased $86,000 and $73,000, respectively, as compared to the same periods in 1995 due primarily to capitalized interest related to new equipment under construction of $65,000 and to a reduction in the outstanding balance of a note payable to Circa Pharmaceuticals, Inc. which was paid in full in June 1996.

Other income for the nine months ended September 30, 1996 decreased $58,000 as compared to the same period in 1995. This decrease is due to nonrecurring proceeds of $100,000 received from entering into a distribution agreement in 1995, partially offset by $42,000 of 1996 development work income.

Income from operations before taxes decreased $1,184,000 and $940,000 for the nine months and quarter ended September 30, 1996, respectively, as compared to the same periods in 1995 due primarily to the factors discussed above. Income tax provision varies with the amount and nature of the components of income from operations before taxes. The decrease in the effective tax rate from 38% for the nine months ended September 30, 1995 to 31% for the nine months ended September 30, 1996 is due primarily to a reversal of a portion of the valuation allowance amounting to $25,000, with such reversal directly reducing the income tax provision (See Note 2).

Preferred dividends of $507,000 and $166,000 for the nine months and quarter ended September 30, 1996, respectively, reflect dividends associated with the Company's Redeemable Preferred Stock, $10.00 par value, issued on August 31, 1995. On March 31, 1996, the Company, as required, redeemed 50,000 shares of the 1,000,000 shares of preferred stock that were issued. Annual dividend payments required are $.70 per share.

The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full years.

                      TRANSDERM LABORATORIES CORPORATION              Part I
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF           Item 2
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 10


Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's consolidated financial statements.

                                            September 30,      December 31,
                                                 1996              1995

Working capital (in thousands)                    $<40>             $ 38
 (Current assets less current liabilities)

Current ratio                                      1.0               1.0
 (Current assets/current liabilities)

Quick ratio                                        0.5               0.4
 (Cash and receivables/current liabilities)


Working capital decreased $78,000 from December 31, 1995 to September 30, 1996 due to an $843,000 increase in current liabilities, partially offset by a $765,000 increase in current assets. Accounts receivable, inventory, deferred taxes and other current assets increased $517,000, $190,000, $34,000 and $24,000, respectively. The increase in accounts receivable is due primarily to the majority of sales for the quarter ending September 30, 1996 occurring in the latter part of the quarter. Inventory growth reflects the timing of raw material purchases. The increase in current liabilities is due to increases in accounts payable and the current portion of redeemable preferred stock of $1,007,000 and $500,000, respectively, partially offset by decreases in accrued expenses, preferred dividends payable and state taxes payable of $356,000, $233,000 and $75,000, respectively.

Cash provided by operations for the nine months ended September 30, 1996 was $977,000.

The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

The Company has financed its capital requirements primarily from cash flow generated from operations and borrowings from its affiliates.

Capital expenditures in 1996 for property, plant and equipment are expected to be approximately $400,000. These capital expenditures will primarily consist of equipment needed to assemble and package the Company's second generation nitroglycerin products.

Health-Chem is a borrower along with its affiliates, including the Company, under the terms of a $6,000,000 line of credit with The First National Bank of Maryland. Pacific Combining Corporation ("Pacific"), a subsidiary of Health-Chem, is a borrower under the terms of a $1,750,000 term loan with The First National Bank of Maryland. Borrowings under the line of credit and term loan are collateralized by a pledge of substantially all of the assets of Health-Chem, Pacific, the Company, and Health-Chem's other operating subsidiaries with the exception of real estate. The line of credit and term loan, which expire on October 15, 1997 and November 15, 2000, respectively, are subject to various financial covenants. At September 30, 1996, Health-Chem and its





                      TRANSDERM LABORATORIES CORPORATION              Part I
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF           Item 2
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 11



affiliates were in compliance with the covenants, as amended, except for the fixed charge coverage covenant. First National has granted the Company a waiver for this covenant. The Company is currently in negotiations with First National to amend and extend the loan agreement to July 1998. The Company currently anticipates a successful completion of these negotiations prior to the end of November 1996.

The Company is required to make semi-annual interest payments each March and September on its $7,000,000, 9% Subordinated Promissory Note, with the principal amount of $7,000,000 payable on March 31, 1999. In March 1996, the Company, as required, commenced the semi-annual interest payments. The Company made the additional required 1996 semi-annual interest payment in September.

The Company is required to make semi-annual preferred dividend payments each March and September at the annual rate of $.70 per share on the then-outstanding shares of its redeemable preferred stock, $10.00 par value. In March 1996, the Company, as required, commenced the semi-annual dividend payments and redeemed, for $500,000, 50,000 shares. The Company made the additional required 1996 semi-annual dividend payment in September. Additional required redemption payments are $1,000,000 annually in 1997 through 2004 and $1,500,000 in 2005.

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem or, for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company reimbursed Health-Chem approximately $821,000 and $699,000 for the nine months ended September 30, 1996 and 1995, respectively. The Agreement has an initial term expiring on December 31, 1997 and will automatically renew for successive one-year terms. The Company will be required to provide 30 days' notice prior to cancellation of the Agreement.

Pursuant to a tax sharing agreement between the Company and Health-Chem, the Company is required to pay Health-Chem as it uses its net operating loss and tax credit carryforwards to offset future taxable income. At September 30, 1996, the maximum amount of such payments which may be made in the future was $432,000.

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

                                                                    Part II
                                                                     Item 1
                                                                    Page 12


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for a description of an action in the United States District Court for the District of Delaware entitled Key Pharmaceuticals Inc. v. Hercon Laboratories Corporation. A trial in this action was completed on October 10, 1996. The Court has ordered that all post-trial briefs in this matter shall be filed by December 6, 1996 at which time oral argument will be scheduled.


Item 6.  Exhibits and Reports on Form 8-K

(a) None.

(b) During the three months ended September 30, 1996, the Company did not file any reports on Form 8-K.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANSDERM LABORATORIES CORPORATION

November 4, 1996                    /s/  Robert D. Speiser
                                    By:  Robert D. Speiser
                                         President
                                         (Principal Executive Officer)


                                    /s/  Ronald J. Burghauser
                                    By:  Ronald J. Burghauser
                                         Controller
                                         (Principal Financial Officer)
                                         (Principal Accounting Officer)
