Form 10-K
period 1996-12-31
TRANSDERM LABORATORIES CORP
filed 1997-03-27
CIK 948704

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.  20549

                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
                                     OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission File Number 0-27642

                     TRANSDERM LABORATORIES CORPORATION
           (Exact name of registrant as specified in its charter)

                  Delaware                         13-3518345
          (State of Incorporation)     (I.R.S. Employer Identification Number)

        1212 Avenue of the Americas, 24th Floor, New York,  NY  10036
                  (Address of principal executive offices)

                 Registrant's Telephone Number: 212-398-0700

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                    None


            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        Common Stock, $.001 Par Value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

As of February 28, 1997, 40,000,000 shares of the registrant's Common Stock were outstanding. The aggregate market value of the Common Stock (based on the last reported sale price on such date) held by non-affiliates was approximately $182,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

The information responsive to Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1997.

The Exhibit Index appears on page 33.

FORM 10-K                                                               PART
I
______________________________________________________________________________


ITEM 1.  BUSINESS

Transderm Laboratories Corporation is a Delaware corporation and conducts its business primarily through its subsidiary, Hercon Laboratories Corporation ("Hercon"). Unless the context otherwise requires, the term "Company" includes Transderm Laboratories Corporation and Hercon, of which the Company owns 98.5%. The Company's executive offices are located in New York, New York.

The Company is engaged in the development, manufacture and marketing of transdermal drug delivery systems. A transdermal drug delivery system is an adhesive patch containing medication which is released through the skin into the bloodstream at a controlled rate over an extended period of time. Transdermal delivery can significantly enhance the therapeutic benefit of certain drugs, through improved efficacy, safety and patient compliance, when compared to conventional methods of drug administration, such as oral, parenteral and continuous infusion. In addition, transdermal delivery systems may provide additional commercial advantages compared to non-transdermal delivery systems for certain drugs.

The Company has developed a base of technology in the design of transdermal systems by applying its expertise in the area of skin biology, pharmaceutical and polymer chemistry, drug diffusion, adhesive technology, pharmacokinetics and clinical protocol design. The Company believes that integration of these technologies with its manufacturing experience gives it a competitive advantage by providing it with the capability to custom design and produce individual, cost-effective transdermal delivery systems for specific drugs.


TRANSDERMAL DRUG DELIVERY

In general, a transdermal drug delivery system consists of four basic elements. An inert backing, often the outermost component of the system, protects the drug stored in the patch and provides support for the system. The next element of the system is a drug storage section, which provides a supply of the drug for subsequent migration into the skin of a patient. The third element of the system is a mechanism by which the transdermal drug delivery system is affixed to the patient. Nearly all transdermal systems employ a pressure-sensitive adhesive in some fashion to adhere the patch to the skin. Where the drug storage section is a pressure-sensitive adhesive matrix, no separate adhesive element is required. The last element of the system is a disposable protective layer which protects the drug and the adhesive from contamination prior to use. The protective layer is removed immediately prior to application, exposing the adhesive surface to the skin. Other elements such as penetration enhancers and rate-controlling membranes may be employed for specific transdermal drug delivery systems.


PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

  Nitroglycerin Transdermal Systems

    Since 1986, the Company has manufactured a transdermal nitroglycerin patch which is used for transdermal relief of vascular and cardiovascular symptoms related to angina pectoris. This patch was the first such product introduced in the United States for the generic market. Since that time, the Company has sold over 225 million of these patches. The Company sells this product to Warner Chilcott Laboratories and Watson Laboratories, Inc. (which acquired Circa Pharmaceuticals, Inc.) for distribution in the United States and to Prodesfarma S.A. for distribution in Spain.

    Angina pectoris is a condition of intense pain caused by a lack of oxygen to the heart. Historically, a common treatment of angina was a nitroglycerin tablet placed under the tongue after an attack had begun. The tablet releases the drug which diffuses through membranes beneath the tongue and into the bloodstream and dilates the blood vessels to increase the flow of oxygenated blood to the heart, ending the attack within a few minutes. Due to the body's rapid metabolism and clearance of the drug, however, the tablets are not a practical preventative for angina attacks. Nitroglycerin ointments, which deliver continuous levels of nitroglycerin in the blood, are greasy and difficult to dose accurately. Transdermal nitroglycerin patches, which provide continuous therapeutic levels of nitroglycerin in the blood and thereby help prevent angina attacks, became commercially available in 1982 and are currently being marketed by several companies.

    The Company is currently awaiting United States Food and Drug
Administration ("FDA") approval of its applications to market improved transdermal nitroglycerin products which are thinner, smaller, more flexible and more comfortable than the Company's current patches and which are expected to improve patient acceptance. In July 1993, the FDA issued changes to the regulatory status of nitroglycerin patches. The FDA established Novartis' Transderm-Nitro(R) and Schering-Plough's Nitro-Dur(R) patches as suitable reference standard products for bioequivalence comparisons and has given both full New Drug Application ("NDA") approval. These changes allow the FDA to issue approval of Abbreviated New Drug Applications ("ANDAs") and therapeutic equivalence ratings for generically substitutable nitroglycerin patches. The Company has conducted bioequivalence studies against both the Novartis and the Schering-Plough products and is awaiting FDA approval of ANDAs referencing each of these products. In August 1995, the Schering-Plough subsidiary which owns the patent relating to the Nitro-Dur(R) patches initiated an action against Hercon claiming that the submission of certain of Hercon's ANDAs to the FDA constitutes patent infringement. See "Item 3. Legal Proceedings".

  Products for Hormone Replacement Therapy

    Estradiol and Estrogen/Progestin Combination Transdermal Systems

    The Company is developing a number of transdermal products for female hormone replacement therapy. Estrogen replacement therapy is the most frequently prescribed therapy for prevention of menopausal symptoms and osteoporosis. Approximately 10 million women in the United States are being treated for menopausal symptoms such as hot flashes and excessive perspiration. The loss of bone mass associated with osteoporosis is directly related to the decrease in the amount of estrogen, a naturally occurring hormone, which occurs during menopause. Estrogen may be administered in a variety of forms, including tablets, injections, creams and transdermal patches.

    Transdermal delivery of estrogen avoids many of the problems inherent in oral dosing. A substantial portion of orally administered estrogen is metabolized by the liver. High oral doses are therefore necessary to achieve and maintain the therapeutically effective level of estrogen in the bloodstream, resulting in the production of substantially higher levels of physiologically active estrogen metabolites. Clinical studies suggest that these metabolites are associated with an increased risk of endometrial cancer. By avoiding first pass metabolism through the GI tract and the liver, the dosage required for the transdermal delivery of estrogen is 90% less than an oral dose of estrogen and may significantly reduce production of harmful metabolites. The current market for estrogen in the United States is dominated by oral products.

    It is possible that unopposed estrogen administration might lead to pre-cancerous conditions in many women unless counterbalanced by the co-administration of a progestin. As with estrogen replacement, progestin therapy is currently dominated by oral products which require higher levels of progestin hormones and are associated with adverse side effects. Transdermal patch development for female hormone replacement is an active field with several companies developing estradiol and estrogen/progestin combination patches. Several estradiol matrix patches offered by competitors of the Company have recently received FDA approval. The Company believes that transdermal products will capture a significant portion of the female hormone replacement market and that its products may provide comparable efficacy and better skin tolerance than competitive transdermal products.

    The Company is developing several different products to compete in the various segments of the hormone replacement market. It is expected that an NDA for the Company's seven day estradiol product will be filed in 1999. The Company's estrogen/progestin combination product is in the preclinical development stage.

    Testosterone Transdermal System

    The Company is also developing a testosterone transdermal system for the treatment of male hypogonadism. Male hypogonadism is a condition which results in production of insufficient levels of testosterone. The consequences of testosterone deficiency include decreased libido, impotence, fatigue, depression, and muscle and bone weakness.

    Unlike some currently marketed testosterone patches, the patch under development by the Company is for application to non-scrotal skin sites, and is being designed to provide testosterone and its active metabolites at levels closely matching those which result from natural testosterone production and metabolism in normal men. The Company has begun clinical trials on the product.

  Other Products

  The Company is also developing transdermal, topical and/or transmucosal systems for the delivery of drugs including antihistamines and anesthetics.
A number of other feasibility studies are currently being conducted. Several products under evaluation are being targeted to compete in the non-prescription or over-the-counter market.

There can be no assurance that additional FDA filings for any of these additional products will be effected nor that FDA approval for any of these products will be obtained.

To date, the Company has pursued the development of transdermal drug delivery systems primarily using its own resources. The Company may, in the future, seek collaborative partners to assist in funding the development of certain of the Company's products currently under development after completion of Phase
I clinical trials with respect to a particular product. The Company's ability to develop and commercialize products in the future may depend in part on its ability to enter into collaborative arrangements with pharmaceutical companies. There can be no assurance that the Company will be able to develop products successfully or that the Company will be successful in the manufacturing or commercialization of such products. In addition, no assurances can be given that the Company will enter into collaborative arrangements or that such collaborative arrangements will be successful.

RESEARCH AND DEVELOPMENT

The Company's pharmaceutical research and development laboratory facilities are maintained in its York, Pennsylvania facilities. At February 28, 1997, the Company employed seventeen full time employees with varying technical backgrounds, including pharmaceutics and pharmaceutical sciences, to conduct its research and development efforts in this area. Independent laboratories are often engaged for clinical testing. See the Consolidated Statements of Operations included below under "Item 8. Financial Statements" for the amount of research and development costs incurred during 1996, 1995 and 1994.


MANUFACTURING; SUPPLY

The Company manufactures its transdermal drug delivery systems at a fully-equipped, state-of-the-art facility in York, Pennsylvania. The Company's patches are manufactured in accordance with Good Manufacturing Practices ("GMP") prescribed by the FDA.

The manufacture of advanced transdermal drug delivery systems requires specialized skills in several areas, as well as specialized manufacturing equipment. The Company's process development and design engineers work closely with the research and development department starting early in the product design stage, resulting in efficiencies in the manufacturing development process. All scale up work, commencing with initial product development trials, is conducted on full-size, completely functional manufacturing equipment, reducing delays in the development and approval process and smoothing the transition to commercial production. Some of this equipment is manufactured in-house; the balance is fabricated by outside manufacturers to the Company's specifications. The Company believes that this equipment provides a decided advantage in the manufacture of the complex multilayer systems necessary for successful transdermal drug delivery. The Company currently has equipment in place having a single shift capacity of over 35 million patches annually. Additional equipment scheduled to be placed in service in the first quarter of 1997 is intended to increase this capacity to over 70 million patches and support the market introduction of the Company's next generation of nitroglycerin patches. Further product growth may require the Company to expand its equipment base; however, the Company believes that its current approximately 61,000 square foot plant will be sufficient for product expansion for the foreseeable future.

As part of the manufacturing process, the Company has developed and performs appropriate quality control procedures including testing of all raw materials and finished product.

Several raw materials used in the manufacture of the Company's products are available from only a single source. These materials have generally been available to the Company and the pharmaceutical industry on commercially reasonable terms. To date, the Company has not experienced difficulty acquiring necessary materials. The Company plans to negotiate supply agreements, as appropriate, for certain components. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products.


COMPETITION

The Company's primary competitors that develop and/or manufacture transdermal drug delivery systems include Alza Corporation, Cygnus, Inc., Elan Corporation, plc, Ethical Holdings, PLC, Mylan Laboratories Inc., Novartis Pharmaceuticals Corp., Noven Pharmaceuticals, Inc., Sano Corporation, Schering-Plough Corporation and TheraTech, Inc. Most of these companies have substantially greater financial resources and larger research and development staffs than the Company, and may have substantially greater experience in developing products, in obtaining regulatory approvals and in manufacturing and marketing pharmaceutical products. Many other pharmaceutical companies have the financial resources to acquire the skills necessary to develop transdermal systems.

The Company's products also compete with drugs marketed in traditional dosage forms, including oral doses, injections and continuous infusion. New drugs, new therapeutic approaches or further developments or innovations in alternative drug delivery methods, such as time release capsules, liposomes and implants, may provide greater therapeutic benefits for a specific indication or may offer comparable performance at lower cost, than those offered by the Company's current transdermal drug delivery systems. There can be no assurance that the Company will successfully develop technologies and products that are more effective or affordable than those being developed by its competitors. In addition, one or more of the Company's competitors may achieve product commercialization or obtain patent protection earlier than the Company. Competitive products have either been approved or are being developed for most of the Company's current or development stage products.
The first pharmaceutical product to reach the market in a therapeutic area often has a significant competitive advantage relative to later entrants to the market. There can be no assurance that product introductions or developments by others will not render the Company's products or technologies non-competitive or obsolete.

The Company expects products approved for sale to compete primarily on the basis of product efficiency, safety, patient convenience, reliability, availability and price. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, effect distribution of its products, obtain patent protection and secure adequate capital resources.


PATENTS AND PROPRIETARY RIGHTS

The Company believes that protection of its patents, proprietary products, technologies, processes and know-how is important to its business. The Company currently holds seven issued and allowed United States patents and one additional pending United States patent application. Corresponding patents or applications have been issued or filed in Canada, certain European countries and Japan. There can be no assurance that the Company's patents or those of its competitors would be held valid by a court of competent jurisdiction. Any litigation or proceedings with respect to patents or proprietary rights could result in substantial costs to the Company. Except for the litigation matter with Key Pharmaceuticals, Inc. described below under "Item 3. Legal Proceedings," the Company currently is not aware of any claims of infringement against its products or technologies.

There can be no assurance that any of the Company's pending applications will result in the issuance of any patents or whether any issued patents will provide proprietary protection or be circumvented or invalidated. The Company may be required or may desire to obtain licenses from others to develop, manufacture and market commercially viable products. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or that any licensed patents or proprietary rights will be valid and enforceable.

The Company also relies upon unpatented trade secrets. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its right to unpatented trade secrets.

It is Company policy to require its key employees, consultants and other advisors to execute confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION; ENVIRONMENTAL MATTERS

The research and development, manufacture and marketing of drug delivery systems are subject to regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacturing, safety, effectiveness, labelling, storage, record keeping, approval, advertising and promotion of the Company's products. The regulations and statutes applicable to the Company's products may change as the currently limited number of approved transdermal drug delivery products increases and regulators acquire additional experience in this area.

Each domestic drug product manufacturing establishment must be registered with and inspected by the FDA. Drug product manufacturing establishments located in Pennsylvania must be registered with the Pennsylvania Department of Health. Establishments handling controlled substances must be licensed by the United States Drug Enforcement Administration ("DEA"). Domestic drug manufacturing establishments are subject to periodic inspections by the FDA for GMP compliance.

The process required by the FDA before a drug delivery system may be marketed in the United States might depend on whether the pharmaceutically-active ingredient has previously been approved by the FDA for use in other dosage forms, and whether the drug has previously been approved by the FDA in the particular dosage form. If the drug is a new chemical entity that has not been previously approved, then the process includes (i) pre-clinical laboratory and animal testing, (ii) the submission to the FDA of an acceptable Investigational New Drug Application ("IND"), (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use, (iv) submission to the FDA of an NDA which demonstrates the safety and efficacy of the product, and (v) approval of an NDA. If the pharmaceutically-active ingredient has been previously approved, then the approval process is similar, except that certain toxicity tests normally required for the NDA should not be necessary.

If a product containing the pharmaceutically-active ingredient has previously been approved by the FDA, then a firm seeking approval for another formulation of that drug may in some circumstances be able to submit an ANDA. Under the ANDA procedure, the FDA waives the requirement of submitting complete reports of preclinical and clinical studies showing safety and efficacy, and instead requires bioavailability data demonstrating that the applicant's drug formulation is bioequivalent to the previously-approved drug. A drug is deemed bioequivalent to another if it is not significantly different in the rate and extent of absorption of the drug's active ingredient and its availability at the site of drug action. These parameters are typically measured by taking blood samples periodically after administration of a drug, and analyzing those samples to determine the amount of drug and/or its metabolites that are present.

Although ANDA procedures can reduce the time and cost required to bring a drug to market, the statutory provisions which permit the ANDA procedure were also designed to protect certain drugs approved under the IND/NDA procedure ("NDA drugs") from immediate competition from drugs approved under the ANDA procedure ("ANDA drugs"). The effective date of approval of an ANDA drug will ordinarily be delayed until the expiration of patents, if any, covering the NDA drug, or, in the event of a challenge to the validity or infringement of an existing patent, until a final order that cannot be appealed has been issued by a court that the patent is invalid or not infringed by the ANDA drug. Existing product or use patents on NDA drugs may be extended for up to five years to compensate the patent holder for the reduction of the effective patented marketing life of the drug caused by the FDA review period. With respect to NDA drugs not covered by existing patents, the FDA may award periods of three or five years of marketing exclusivity, depending on the nature of the NDA drug and the type of data submitted in the NDA, during which period an ANDA cannot be submitted or the FDA will not make effective any approval of an ANDA drug that refers to the NDA drug as a basis for approval.

Although most of the Company's products currently under development would follow the IND/NDA process in pursuit of marketing approval, some of these products might be eligible for the ANDA procedure.

Depending on the distribution arrangements for a particular product, either the Company or the Company's distributor would be responsible for the clinical and regulatory approval procedures. In either case, the Company would be responsible for providing the required data concerning the manufacturing process for the product. The clinical research and regulatory review process generally takes a number of years and requires the expenditure of substantial resources. The Company's ability to manufacture and sell products depends upon the satisfactory completion of clinical trials and obtaining the foregoing approvals.

Sales of the Company's products outside the United States are subject to regulatory requirements governing human clinical trials and marketing approval for drugs and transdermal delivery systems. These requirements vary widely from country to country.

There can be no assurance that problems will not arise that could delay or prevent the commercialization of the Company's products, or that the FDA and foreign regulatory agencies will be satisfied with the results of the clinical trials and approve the marketing of any products.

The Company is also subject to regulation under U.S. federal, state and local regulations regarding work place safety, environmental protection and hazardous and controlled substance controls, among others.

The Company does not believe that its compliance with federal, state or local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has or will have any material effect upon the capital expenditures, earnings or competitive position of the Company. There can be no assurance, however, (i) that changes in federal, state or local laws or regulations, changes in regulatory policy or the discovery of unknown problems or conditions will not in the future require substantial expenditures, or (ii) as to the extent of the Company's liabilities, if any, for past failures, if any, to comply with laws, regulations and permits applicable to its operations.


BACKLOG;  SEASONALITY

The Company's backlog orders usually do not exceed 60 days. Neither the backlog nor the Company's operations are subject to substantial seasonal variations.


CUSTOMERS;  GOVERNMENT CONTRACTS

In August 1996, a former domestic customer of the Company obtained approval from the FDA for the manufacture and sale of its own nitroglycerin patches and now competes with the Company's nitroglycerin patches. This former customer accounted for approximately 38% and 51% of the Company's sales for the years ended December 31, 1996 and 1995, respectively.

See Note 1a of the Notes to Consolidated Financial Statements included below under "Item 8. Financial Statements" for (i) the percentage of sales to each major customer who was responsible for 10% or more of total revenues during 1996, 1995 and 1994 and (ii) foreign sales during the same three years.

The Company does not currently sell its transdermal nitroglycerin patches under government contracts.

EMPLOYEES

As of February 28, 1997, the Company employed sixty-eight full time employees. Of these, seventeen were engaged in research and development, thirty-seven in process development and manufacturing and fourteen in other disciplines. Seventeen employees at the York facility are covered by a collective bargaining agreement with a local of the R.W.D.S.U. (an AFL-CIO unit) for a three year period ending December 10, 1998, subject to annual renewal thereafter. The Company believes its relations with employees are good.

ITEM 2.  PROPERTIES

The Company owns an approximately 61,000 square foot building in York, Pennsylvania which is used for manufacturing, quality control, research and development, warehousing and office space. The Company's manufacturing facility complies with GMP standards and is operating under a license from the DEA and pursuant to registration with the Pennsylvania Department of Health.

ITEM 3.  LEGAL PROCEEDINGS

In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against the Company's Hercon Laboratories Corporation subsidiary ("Hercon") in the United States District Court for the District of Delaware alleging that Hercon's submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, for which the Company is awaiting FDA approval, constitutes infringement of Key's patent for its Nitro-Dur(R) products. Key seeks certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. In its answer, Hercon denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon has not infringed and does not infringe any claim of the patent. Hercon has counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. Following extensive discovery, a two-week, non-jury trial was completed on October 10, 1996. All post-trial briefs were filed in December 1996 and the Company is awaiting decision by the Court. Costs of this litigation have adversely affected profitability in 1996 (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). Management continues to believe that Key's claims are without merit.

In October 1995, Gershon Yormack, a stockholder of the Company's parent, Health-Chem Corporation ("Health-Chem"), initiated an action against Health-Chem, its directors and the Company in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Common Stock of the Company granted to each of Marvin M. Speiser, Health-Chem's Chairman of the Board and President, and Robert D. Speiser, the Company's President and Health-Chem's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 Health-Chem caused the Company to issue an option to purchase shares of the Company's Common Stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser. The plaintiff alleges that this exercise price, which is the same per share price as the subscription price for Common Stock of the Company offered by Health-Chem to its stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995), was substantially less than the fair market value of such Company Common Stock. Management believes that the claims are without merit and intends to defend the action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

FORM 10-K                                                             PART II



ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock is traded on the NASDAQ OTC Bulletin Board under the symbol TLCC.

The Company's Common Stock commenced trading in November 1995 following expiration of a Rights Offering on November 10, 1995. (See Note 1a of the Notes to Consolidated Financial Statements included below under "Item 8. Financial Statements" for a description of this Rights Offering.) Since the commencement of trading, the high and low sales prices for the Company's Common Stock, as reported by NASDAQ, have been as follows:


                              1996                   1995

      QUARTER             High    Low           High     Low
      1st                 1.00   0.125           --      --
      2nd                 0.28   0.125           --      --
      3rd                 0.50   0.25            --      --
      4th                 0.375  0.125          0.375   0.125


There were approximately 164 holders of record of the Company's Common Stock as of February 28, 1997.

The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


The following table presents selected consolidated financial information derived from the Company's consolidated financial statements and include the Company, Hercon Laboratories Corporation (excluding the environmental division) and the land and building in which Hercon Laboratories Corporation's operations are conducted as of the dates and for the periods indicated. The Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements" included herein.

                                           Year Ended December 31,
                                  1996       1995     1994      1993     1992
                                      (In Thousands, Except Share Amounts)

Net sales                      $12,146    $12,495  $12,104   $13,503  $ 8,978

Income <loss> from
  continuing operations(1)(2)  $    84    $ 1,416  $ 1,129   $ 4,076  $<1,413>

Net income <loss> (1)(2)            84      1,416    1,129     4,076   <1,413>

Preferred dividends                674        233       --        --       --

Net <loss> income applicable
  to common stockholders       $  <590>   $ 1,183  $ 1,129   $ 4,076  $<1,413>

Net <loss> income per common
  share (primary and fully
  diluted)                     $ <0.01>   $  0.03

Common shares outstanding   40,000,000 40,000,000

Dividends per share                  0          0        0         0        0

Total assets                   $ 8,290    $ 9,319  $ 9,130   $ 9,419  $ 8,182

Long-term debt, less
  current portion              $ 7,000    $ 7,200  $ 7,692   $ 8,877  $12,221

Redeemable preferred stock     $ 9,500    $10,000



(1) 1992 (loss) from continuing operations and net (loss) include a litigation loss provision for $1,000,000, representing the settlement of litigation with Circa Pharmaceuticals, Inc. (formerly Bolar
      Pharmaceutical Co., Inc.).

(2) 1993 income from continuing operations and net income include the recognition of a tax benefit of $2,400,000 related to net operating loss and tax credit carryforwards.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expresssed or implied herein. The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks and uncertainties, including those referred to herein and in the Company's Reports on Form 10-K and Form 10-Q, which could cause actual results to differ materially from the forward-looking statements.

Year ended December 31, 1996 versus December 31, 1995

Net sales decreased by 2.8% to $12,100,000 in 1996 as compared to $12,500,000 in 1995. The decrease in net sales consists of an $800,000 decrease in volume, partially offset by $400,000 in higher selling prices. The net sales decrease is due to lower sales to a former domestic distributor of the Company. This former distributor accounted for approximately 38% and 51% of the Company's sales for the years ended December 31, 1996 and 1995, respectively. In August 1996, this former distributor obtained approval from the FDA for the manufacture and sale of its own nitroglycerin patches and now competes with the Company's nitroglycerin patches. Sales to both of the Company's other domestic distributors of nitroglycerin patches increased during 1996 as compared to 1995.

Gross profit decreased by 5.6% to $7,000,000 or 57.9% of net sales in 1996 from $7,400,000 or 59.6% of net sales in 1995. Gross profit decreased primarily due to decreased domestic sales volumes of transdermal nitroglycerin patches. Lower margins reflect increased domestic sales volumes of lower margin products, as well as increased operating costs.

Selling, general and administrative expenses, excluding legal expenses, were approximately $2,200,000 in 1996 as compared to $1,800,000 in 1995. The $400,000 increase is due primarily to a higher allocation of expenses from affiliates, amounting to approximately $170,000, and from higher consulting costs of approximately $160,000. Pursuant to a Corporate Services Agreement between the Company and Health-Chem, selling, general and administrative expenses incurred by Health-Chem which cannot be directly attributed to a specific subsidiary are allocated to the Company based upon its net sales as a percentage of Health-Chem's consolidated net sales. The Company's allocation of Health-Chem's total expenses in 1996 was higher than 1995 due to Health-Chem's total expenses being higher, partially offset by the Company's share of these expenses dropping from 27% in 1995 to 26% in 1996. The increase in consulting costs is due primarily to outside consulting service expenses related to the Company's applications with the FDA to market improved transdermal nitroglycerin products.

Legal expenses increased $1,800,000 for the year ended December 31, 1996 as compared to the same period in 1995. In August 1995, Key Pharmaceuticals, Inc. commenced an action against Hercon relating to some of Hercon's improved transdermal nitroglycerin products. The increased legal expenses are primarily due to the costs related to the defense of this action, including preparing for and conducting a two-week trial, which was completed on October 10, 1996.

Research and development expenses decreased $400,000, or 15.4%, for the year ended December 31, 1996 as compared to the same period in 1995. The decrease is due primarily to lower outside testing and clinical materials expenses. As the Company proceeds to new phases of clinical studies, expenses will continue to be incurred. The Company views this decrease as temporary and anticipates total research and development expenses related to pharmaceutical products in 1997 to equal or exceed 1996 levels.

Net interest expense decreased $90,000, or 16.8%, for the year ended December 31, 1996 as compared to the same period in 1995 due primarily to capitalized interest related to new equipment under construction of $85,000 and to a $30,000 reduction in interest associated with the note payable to Circa Pharmaceuticals, Inc. which was paid in full in June 1996. This was partially offset by $25,000 in additional interest related to higher average outstanding balances on borrowings from affiliates.

Provision for income taxes was a $4,000 benefit in 1996 as compared to a provision of $800,000 in 1995. During 1996, the Company reversed a portion of the valuation allowance amounting to $25,000, with such reversal directly reducing the income tax provision. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. See Note 6 of the Notes to Consolidated Financial Statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly-held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, restatement of all prior-period earnings per share data is required upon adoption. The impact of adopting SFAS 128 on the Company's earnings per share data has not yet been determined.

Year ended December 31, 1995 versus December 31, 1994

Net sales increased by 3.2% to $12,500,000 in 1995 as compared to $12,100,000 in 1994. This increase was due primarily to greater demand from both domestic and foreign distributors for transdermal nitroglycerin patches ($200,000) and to higher selling prices ($200,000).

Gross profit increased by 6.5% to $7,400,000 or 59.6% of net sales in 1995 from $7,000,000 or 57.8% of net sales in 1994. Gross profit increased primarily due to increased domestic sales volumes of transdermal nitroglycerin patches. Higher margins reflect domestic price increases and reduced operating costs.

Selling, general and administrative expenses, excluding legal expenses, were approximately $1,800,000 in 1995 as compared to $1,500,000 in 1994. This $300,000 increase was due primarily to a higher allocation of expenses from affiliates, amounting to approximately $230,000 and from higher payroll-related and data processing costs of $60,000 and $50,000, respectively. The Company's allocation of Health-Chem's total expenses was 27% in 1995 as compared to 26% in 1994.

Legal expenses increased $150,000 for the year ended December 31, 1995 as compared to the same period in 1994. In August 1995, Key Pharmaceuticals, Inc. commenced an action against Hercon relating to some of Hercon's improved transdermal nitroglycerin products. The increased legal expenses were primarily due to the costs related to the defense of this action.

Research and development expenses decreased $400,000, or 12.7%, for the year ended December 31, 1995 as compared to the same period in 1994. The decrease was due primarily to lower outside testing expenses.

Net interest expense decreased $90,000, or 13.7%, for the year ended December 31, 1995 as compared to the same period in 1994 due primarily to lower average outstanding balances on borrowings from affiliates.

Provision for income taxes was $800,000 in 1995 as compared to a provision of $600,000 in 1994. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. See Note 6 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's consolidated financial statements:
                                                             December 31,
                                                            1996     1995

            Working capital (in thousands)                $ <309>  $   38
              (Current assets less current liabilities)
            Current ratio                                    0.9      1.0
              (Current assets/current liabilities)
            Quick ratio                                      0.5      0.4
              (Cash and receivables/current liabilities)

Working capital decreased $347,000 from December 31, 1995 to December 31, 1996 due to an $818,000 increase in current liabilities, partially offset by a $471,000 increase in current assets. Cash, accounts receivable, deferred taxes and other current assets increased $13,000, $582,000, $27,000 and $3,000, respectively, while inventory decreased $154,000. The increase in accounts receivable reflects the timing of domestic distributor payments. The decrease in inventory reflects reduced domestic distributor sales resulting from one of the Company's domestic distributors obtaining approval from the FDA in August 1996 to manufacture and sell its own nitroglycerin patches. The increase in current liabilities is due to increases in accounts payable and the current portion of redeemable preferred stock of $663,000 and $500,000, respectively, partially offset by decreases in accrued expenses, state taxes payable and dividends payable of $190,000, $88,000 and $67,000, respectively.

Cash provided by operations for the years ended December 31, 1996, 1995 and 1994 was $700,000, $3,300,000 and $1,800,000, respectively.

The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

The Company has financed its capital requirements primarily from cash flow generated from operations and borrowings from its affiliates.

Capital expenditures for property, plant and equipment were $357,000 in 1996, $658,000 in 1995 and $460,000 in 1994. The majority of the expenditures in 1996 related to equipment needed to assemble and package the Company's second generation nitroglycerin products. Capital expenditures in 1997 for property, plant and equipment are projected to be approximately $800,000. These capital expenditures will primarily consist of equipment needed to assemble and package the Company's second generation nitroglycerin products.

At December 31, 1996, Health-Chem was a borrower along with its affiliates, including the Company, under the terms of a $6,000,000 line of credit with The First National Bank of Maryland. At December 31, 1996, Pacific Combining Corporation ("Pacific"), a subsidiary of Health-Chem, was a borrower under the terms of a $1,750,000 term loan with The First National Bank of Maryland. Borrowings under the line of credit and term loan were collateralized by a pledge of substantially all of the assets of Health-Chem, Pacific, the Company, and Health-Chem's other operating subsidiaries with the exception of real estate. The line of credit and term loan were subject to various financial covenants. At December 31, 1996, Health-Chem and its affiliates were not in compliance with certain of the covenants. In January 1997, Health-Chem, Pacific, the Company and Health-Chem's other operating subsidiaries replaced both the $6,000,000 line of credit and $1,750,000 term loan from The First National Bank of Maryland with senior secured financing of up to $15,000,000 from IBJ Schroder Bank & Trust Company. The new credit facility is comprised of up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. The line of credit's borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory on a consolidated Health-Chem basis. Advances on the term loan are limited to $4,000,000 until such time as the Key Pharmaceuticals, Inc. litigation is resolved in such a way as to be immaterial on the future operations of Health-Chem. Borrowings under the facility are collateralized by a pledge of substantially all of the assets of Health-Chem, the Company and Health-Chem's other operating subsidiaries. The facility, which expires on January 9, 2002, is subject to various financial covenants.

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

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem or, for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company reimbursed Health-Chem approximately $998,000, $827,000 and $593,000 in 1996, 1995, and 1994,
respectively. The Agreement has an initial term expiring on December 31, 1997 and will automatically renew for successive one-year terms. The Company will be required to provide 30 days' notice prior to cancellation of the Agreement.

Pursuant to a tax sharing agreement between the Company and Health-Chem, the Company is required to pay Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income. At December 31, 1996, the maximum amount of such payments which may be made in the future was $393,000.

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


Inflation

The Company believes that inflation has not had a material effect upon its results of operations and liquidity and capital resources.

ITEM 8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

                                                                PAGE

Reports of Independent Accountants                             17-18

Consolidated Balance Sheets - December 31, 1996 and 1995          19

Consolidated Statements of Operations
  Years Ended December 31, 1996, 1995 and 1994                    20

Consolidated Cash Flow Statements
  Years Ended December 31, 1996, 1995 and 1994                    21

Consolidated Statements of Stockholders' Equity (Deficiency)
  Years Ended December 31, 1996, 1995 and 1994                    22

Notes to Consolidated Financial Statements                     23-31

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
  of Transderm Laboratories Corporation


We have audited the accompanying consolidated financial statements of Transderm Laboratories Corporation (Company) as of December 31, 1996 and 1995 and for the years then ended listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transderm Laboratories Corporation as of December 31, 1996 and 1995, and the consolidated results of their operation and their cash flows for the years then ended in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

One South Market Square
Harrisburg, Pennsylvania
March 20, 1997

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Transderm Laboratories Corporation

We have audited the accompanying consolidated financial statements of Transderm Laboratories Corporation for the year ended December 31, 1994 listed in Item 14(a)1. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements of Transderm Laboratories Corporation present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Baltimore, Maryland
June 29, 1995

                     TRANSDERM LABORATORIES CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                        ASSETS                                December 31,
                                                            1996        1995
CURRENT ASSETS
   Cash (Note 1f)                                       $     21     $     8
   Accounts receivable (Note 1a)                           1,232         650
   Inventories  (Notes 1b and 2)                             780         934
   Deferred income taxes - current (Note 6)                   99          72
   Other current assets                                        3           0
     Total Current Assets                                  2,135       1,664

PROPERTY, PLANT AND EQUIPMENT (Note 1c)
   Land                                                      120         120
   Building                                                2,734       2,734
   Equipment                                               6,729       6,655
   Construction-in-progress                                1,158         875
     Total Property, Plant and Equipment                  10,741      10,384
   Less accumulated depreciation and amortization          5,527       4,855
     Net Property, Plant and Equipment                     5,214       5,529

NON-CURRENT ASSETS
   Deferred income taxes (Note 6)                            907         989
   Payable to Health-Chem as net operating loss and
     tax credit carryforwards are used (Note 1a)            <393>       <803>
   Long-term receivable - Health-Chem (Note 1f)              427       1,939
   Other non-current assets                                    0           1
     Total Non-Current Assets                                941       2,126

TOTAL ASSETS                                            $  8,290     $ 9,319


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                     $    913     $   250
   Accrued expenses and other current
     liabilities (Note 3)                                    362         552
   Current portion of redeemable preferred stock
     (Notes 1a and 7)                                      1,000         500
   Preferred dividends payable                               166         233
   Income taxes payable (Note 6)                               3          91
     Total Current Liabilities                             2,444       1,626

LONG-TERM LIABILITIES
   Subordinated promissory note (Notes 1a and 1f)          7,000       7,000
   Other long-term debt (Note 4)                               0         200
   Deferred income taxes (Note 6)                            480         537

REDEEMABLE PREFERRED STOCK (Notes 1a and 7)                8,500       9,500

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 8)
   Common stock                                               40          40
   Retained deficit                                      <10,174>     <9,584>
     Total Stockholders' Equity (Deficiency)             <10,134>     <9,544>

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) $  8,290     $ 9,319

See Notes to Consolidated Financial Statements.


                     TRANSDERM LABORATORIES CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except share amounts)


                                                    Year Ended December 31,
                                                    1996       1995      1994
REVENUE:
  Net sales (Note 1a)                            $12,146    $12,495   $12,104
  Cost of goods sold                               5,116      5,050     5,113
  Gross profit                                     7,030      7,445     6,991

OPERATING EXPENSES:
  Selling, general and administrative
    expense (Note 1g)                              2,183      1,838     1,524
  Legal expense                                    2,088        271       124
  Research and development expense (Note 1d)       2,265      2,678     3,067
  Net interest expense (Note 9)                      456        548       635
    Total operating expenses                       6,992      5,335     5,350

INCOME FROM OPERATIONS:                               38      2,110     1,641
  Other income - net                                  42        133       105

INCOME FROM OPERATIONS BEFORE TAXES:                  80      2,243     1,746
  Income tax <benefit> provision (Note 6)             <4>       827       617

NET INCOME                                            84      1,416     1,129

PREFERRED DIVIDENDS (Note 7)                         674        233         0

NET <LOSS> INCOME APPLICABLE TO COMMON
 STOCKHOLDERS                                    $  <590>   $ 1,183   $ 1,129


Earnings per Common Share (primary & fully diluted) (Note 1h):

NET <LOSS> INCOME PER COMMON SHARE               $ <0.01>   $  0.03

Average number of common shares
  outstanding (Note 1h)
   Primary                                    47,156,544 46,000,000
   Fully Diluted                              47,240,250 47,333,333



See Notes to Consolidated Financial Statements.

                     TRANSDERM LABORATORIES CORPORATION
                      CONSOLIDATED CASH FLOW STATEMENTS
                              (In thousands)


                                                      Year Ended December 31,
                                                       1996     1995     1994

Cash was Provided by <Used for>:

OPERATIONS:
 Net income                                         $    84  $ 1,416  $ 1,129
 Adjustments to reconcile net income to net cash
  provided by operations:
   Depreciation and amortization                        672      703      720
   Deferred income taxes                                 <2>     652      448
 Changes in:
   Accounts receivable                                 <582>     540     <432>
   Inventories                                          154      161       41
   Other current assets                                  <3>       0        0
   Other non-current assets                               1        0        0
   Accounts payable                                     663     <163>      86
   Accrued expenses and other current liabilities      <190>      40     <128>
   Income taxes payable                                 <88>     <22>    <109>
 Net cash provided by operations                        709    3,327    1,755

INVESTING:
 Additions to property, plant and equipment            <357>    <658>    <460>
 Net cash used for investing                           <357>    <658>    <460>

FINANCING:
 Borrowings from <payments to> affiliates, net        1,102   <2,391>    <985>
 Other long-term debt payments                         <200>    <200>    <200>
 Redemption of preferred stock                         <500>       0        0
 Preferred dividends paid                              <741>       0        0
 Decrease in Health-Chem equity in land and
   building                                               0      <73>    <110>
 Net cash used for financing                           <339>  <2,664>  <1,295>


Net Increase in Cash                                     13        5        0
Cash at beginning of period                               8        3        3
Cash at end of period                               $    21  $     8  $     3

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                          $   604  $   590  $   635
  Income taxes                                          116      176      279

Supplemental Schedule of Noncash Investing and
Financing:
 Issuance of redeemable preferred stock in exchange
  for land and building and the stock of Hercon
  Laboratories Corporation (Note 1a)                      0  $10,000        0
 Issuance of 40,000,000 shares of Transderm
  Laboratories Corporation common stock, $.001 par
  value, in exchange for the previously issued
  $.01 par value common shares (Note 1a)                  0       40        0
 Increase in Health-Chem payable for the right
  to use net operating loss and tax credit
  carryforwards (Note 1a)                                 0      963        0
 Issuance of a 9% Subordinated Promissory Note in
  exchange for Health-Chem long-term debt (Note 1a)       0    7,000        0

See Notes to Consolidated Financial Statements.

                     TRANSDERM LABORATORIES CORPORATION
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                               (In Thousands)



                                                         Parent
                                                         Company
                                                         Equity in
                                    Common               Land and
                                    Stock     Retained   Building
                                  (Note 1a)   Deficit    (Note 1a)     Total

Balance, January 1, 1994            $   100   $ <2,973>    $ 2,163   $   <710>

Decrease in equity due to
 depreciation charged to
 operations                                                   <110>      <110>

Net income 1994                                  1,129                  1,129

Balance, December 31, 1994              100     <1,844>      2,053        309

Decrease in equity due to
 depreciation charged to
 operations                                                    <73>       <73>

Issuance of redeemable preferred
 stock in exchange for land and
 building and the stock of
 Hercon Laboratories Corporation       <100>    <7,920>     <1,980>   <10,000>

Issuance of 40,000,000 shares of
 Transderm Laboratories Corporation
 common stock, $.001 par value,
 in exchange for the previously
 issued $.01 par value common
 shares                                  40        <40>                     0

Increase in Health-Chem payable
 for the right to use net
 operating loss and tax credit
 carryforwards                                    <963>                  <963>

Net income available to common
 stockholders 1995                               1,183                  1,183

Balance, December 31, 1995               40     <9,584>          0     <9,544>

Net loss applicable to common
 stockholders 1996                                <590>                  <590>

Balance, December 31, 1996          $    40   $<10,174>    $     0   $<10,134>


See Notes to Consolidated Financial Statements.

                    TRANSDERM LABORATORIES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996, 1995 and 1994


1.  Presentation and Accounting Policies

a.  Basis of Presentation and Nature of Operations

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

  . The Company's payment to Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income as a result of entering into a Tax Sharing
      Agreement.

  . The Company's participation in a Corporate Services Agreement with Health-Chem (See Note 1g).

In September 1995, subscription rights to purchase up to 4,000,000 shares of the Company's Common Stock for $.10 per share were issued to holders of Health-Chem common stock. The Rights Offering expired November 10, 1995, with shareholders subscribing to the 4,000,000 shares of the Company's Common Stock by exercising their Basic Subscription Rights and Oversubscription Privileges.

The accompanying financial statements of the Company, which are consolidated for 1996 and 1995 and combined for 1994 (collectively referred to as "consolidated"), include the operations of the following:

  . Transderm Laboratories Corporation, an inactive company until August 31, 1995, which was originally incorporated in 1989.

  . Hercon, excluding its former environmental division which was transferred to another subsidiary of Health-Chem effective April 28, 1995.

  . The land and building, previously owned by Herculite, in which Hercon's operations are conducted.

The Company is engaged in the development, manufacture and marketing of transdermal drug delivery systems. Currently, the Company manufactures and markets a transdermal nitroglycerin patch which it sells to two customers for distribution in the United States and to one customer for distribution in Spain. In August 1996, Customer A obtained approval from the United States Food and Drug Administration ("FDA") for the manufacture and sale of its own nitroglycerin patches and now competes with the Company's nitroglycerin patches. The percentage of sales to each major customer who was responsible for 10% or more of total revenues is as follows:
                                             Year Ended December 31,
                                             1996      1995     1994
    Customer A........................        38%       51%      45%
    Customer B........................        31        20       29
    Customer C........................        26        23       20

At December 31, 1996 and 1995, accounts receivable of approximately $1,222,000 and $489,000, respectively, were from such customers. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition but does not generally require collateral.

Foreign sales, consisting of sales to a distributor in Spain, were $558,000, $718,000, and $667,000, or 4.6%, 5.7%, and 5.5% of sales in 1996, 1995 and
1994, respectively.

The Company is currently awaiting approval from the FDA for the sale of new nitroglycerin patches which are thinner, more flexible and smaller than the Company's current patches. While the Company hopes to receive approvals in 1997, no assurances can be made that any new nitroglycerin patches will be approved by the FDA or that they will achieve the same or greater success than the Company's currently marketed nitroglycerin patches. The first pharmaceutical product to reach the market in a specific therapeutic area often obtains and maintains significant market share relative to later entrants to the market. There can be no assurance that developments by others will not render the Company's products or technologies uncompetitive or obsolete.

In addition, the Company is also developing a number of other transdermal products. These products will also require approval from the FDA. There can be no assurance that FDA filings for any of these additional products will be effected nor that FDA approval for any of these products will be obtained.

b.  Inventories

Inventories are stated at lower of cost (first-in, first-out basis) or market.

c.  Depreciation and Amortization

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method by charges to operations over the estimated useful lives of depreciable assets or, where applicable, the terms of the respective leases, whichever is shorter, and range from 4 to 25 years. The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal.

d.  Research and Development

Research and development costs are charged to operations as incurred.

e.  Income Taxes

The Company is included in the consolidated federal income tax return of its parent, Health-Chem, and is party to a Tax Sharing Agreement. Income taxes are provided by the Company on a stand-alone basis as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities (See Note 6). Deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

f.  Cash Management

The Company participates in Health-Chem's cash management practice, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance is expected to be paid out of future cash flow and is therefore considered to be long-term. Interest is charged based upon the average outstanding intercompany balance and interest rate on Health-Chem's line of credit which, since July 1994 and through December 1996, had been with The First National Bank of Maryland. The average interest rate charged was 8.27%, 8.83% and 7.81% during 1996, 1995 and 1994, respectively. On August 31, 1995, Hercon issued to Health-Chem a $7,000,000, 9% Subordinated Promissory Note in exchange for the then outstanding borrowings from affiliates. The Company is required to make semi-annual interest payments each March and September on this note, with the principal amount of $7,000,000 payable on March 31, 1999.

At December 31, 1996, Health-Chem was a borrower along with its affiliates, including the Company, under the terms of a $6,000,000 line of credit with The First National Bank of Maryland. At December 31, 1996, Pacific Combining Corporation ("Pacific"), a subsidiary of Health-Chem, was a borrower under the terms of a $1,750,000 term loan with The First National Bank of Maryland. Borrowings under the line of credit and term loan were collateralized by a pledge of substantially all of the assets of Health-Chem, Pacific, the Company, and Health-Chem's other operating subsidiaries with the exception of real estate. The line of credit and term loan were subject to various financial covenants. At December 31, 1996, Health-Chem and its affiliates were not in compliance with certain of the covenants. In January 1997, Health-Chem, Pacific, the Company and Health-Chem's other operating subsidiaries replaced both the $6,000,000 line of credit and $1,750,000 term loan from The First National Bank of Maryland with senior secured financing of up to $15,000,000 from IBJ Schroder Bank & Trust Company. The new credit facility is comprised of up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. The line of credit's borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory on a consolidated Health-Chem basis. Advances on the term loan are limited to $4,000,000 until such time as the Key Pharmaceuticals, Inc. litigation is resolved in such a way as to be immaterial on the future operations of Health-Chem. Borrowings under the facility are collateralized by a pledge of substantially all of the assets of Health-Chem, the Company and Health-Chem's other operating subsidiaries. The facility, which expires on January 9, 2002, is subject to various financial covenants (See Note 11).

g.  Expenses Charged by Health-Chem

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem pays for certain expenses on behalf of the Company for which Health-Chem is reimbursed, including all of the costs related to the building in which the Company operates. The Company is also charged by Health-Chem for the cost of certain administrative expenses, comprised mainly of an allocation of corporate services including executive, legal, accounting, human resources, public relations, and office rent. The allocation of these costs, approximately $998,000, $827,000 and $593,000 for 1996, 1995, and 1994,
respectively, reflect Health-Chem's estimate of their cost for these services based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company estimates that these expenses, on a stand-alone basis, would not have been materially different from the costs allocated.




      h.  Per Share Information

Primary and fully diluted earnings per share are computed based upon the weighted average number of common shares outstanding after adjustment for any dilutive effect of the Company's stock options.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly-held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, restatement of all prior-period earnings per share data is required upon adoption. The impact of adopting SFAS 128 on the Company's earnings per share data has not yet been determined.

i.  Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets at December 31, 1996 and 1995 for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company's long-term receivable with Health-Chem approximate fair value because the underlying instrument reprices frequently. The fair value of the fixed rate Subordinated Promissory Note is estimated by discounting future cash flows using the Company's incremental borrowing rate. At December 31, 1996 and 1995, the estimated fair values approximated the carrying values. Management believes that determining a fair value for the Company's Redeemable Preferred Stock is impractical due to the closely-held nature of these securities.

j.  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

k.  Reclassifications

Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

2.  Inventories  (In thousands)
                                                           December 31,
                                                          1996         1995
            Raw materials                               $  659       $  749
            Finished goods and work in process             121          185
            Total inventories                           $  780       $  934

At December 31, 1996 and 1995 the inventory valuation allowance balance was $125,000.

Several raw materials used in the manufacture of the Company's products are available only from sole source suppliers. These materials have generally been available to the Company and the pharmaceutical industry on commercially reasonable terms. To date, the Company has not experienced difficulty acquiring materials necessary to manufacture its products. The Company plans to negotiate supply agreements, as appropriate, for certain components. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products.


3.  Accrued Expenses and Other Current Liabilities  (In thousands)

                                                           December 31,
                                                          1996         1995

Accrued interest                                        $  158       $  210
Deferred revenue                                           110          110
Accrued research and development                             0          135
Accrued payroll and related liabilities                     58           62
Accrued bonuses                                             20            0
Accrued accounting fees                                     15           18
Accrued royalties                                            0           17
Accrued legal fees                                           1            0
Total accrued expenses and other current liabilities    $  362       $  552


4.  Long-Term Debt

The Company's long-term debt balances are as follows (in thousands):

                                                           December 31,
                                                          1996         1995

  Subordinated promissory note (Note 1f)               $ 7,000      $ 7,000
  Other notes payable                                        0          200
  Total long-term debt                                 $ 7,000      $ 7,200


The other notes payable balance of $200,000 at December 31, 1995 represents the portion of the settlement with Circa Pharmaceuticals, Inc. (formerly Bolar Pharmaceutical Co., Inc.) which was paid in 1996. In 1992, the Company settled this litigation for $1,000,000, payable in five annual installments, and recorded it as general and administrative expense.


5.  Litigation

In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon in the United States District Court for the District of Delaware alleging that Hercon's submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, for which the Company is awaiting FDA approval, constitutes infringement of Key's patent for its Nitro-Dur(R) products. Key seeks certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. In its answer, Hercon denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon has not infringed and does not infringe any claim of the patent. Hercon has counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. Following extensive discovery, a two-week, non-jury trial was completed on October 10, 1996. All post-trial briefs were filed in December 1996 and the Company is awaiting decision by the Court. Management continues to believe that Key's claims are without merit.

In October 1995, Gershon Yormack, a stockholder of Health-Chem, initiated an action against Health-Chem, its directors and the Company in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Common Stock of the Company granted to each of Marvin M. Speiser, Health-Chem's Chairman of the Board and




President, and Robert D. Speiser, the Company's President and Health-Chem's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 Health-Chem caused the Company to issue an option to purchase shares of the Company's Common Stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser. The plaintiff alleges that this exercise price, which is the same per share price as the subscription price for Common Stock of the Company offered by Health-Chem to its stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995), was substantially less than the fair market value of such Company Common Stock. Management believes that the claims are without merit and intends to defend the action vigorously.


6.  Taxes on Income  (In thousands)

                                                     Year Ended December 31,
                                                      1996     1995      1994
Taxes on income include provision <benefit> for:
  Federal income taxes                              $   42   $  667   $   453
  State and local income taxes                         <46>     160       164
   Total                                            $   <4>  $  827   $   617

Taxes on income are comprised of:
  Current                                           $   <2>  $  175   $   169
  Deferred                                              <2>     652       448
   Total                                            $   <4>  $  827   $   617

A reconciliation of taxes on income to the federal statutory rate is as follows:

                                                     Year Ended December 31,
                                                      1996     1995      1994

  Tax provision at statutory rate                   $   27   $  763   $   593
  <Decrease> increase resulting from:
   State and local taxes, net of federal tax
    benefit                                            <23>     115       116
   Decrease in <recognition of> tax loss and tax
    credit carryforwards (not previously recognized)    16      <52>      <93>
   Reversal of valuation allowance                     <25>       0         0
   Other                                                 1        1         1
  Tax <benefit> provision                           $   <4>  $  827   $   617


At December 31, 1996 and 1995, the deferred tax assets and liabilities result from the following temporary differences and carryforwards:


                                                      1996     1995

Deferred tax assets:
  Net operating loss carryforwards                  $  502   $  566
  Tax credit carryforwards                             421      444
  Litigation settlement costs                            0       81
  Inventory reserves                                    51       51
  Capitalization of overhead costs as
   inventory in accordance with tax laws                13       21
     Total deferred tax assets                         987    1,163

Deferred tax liabilities:
  Accelerated depreciation                            <445>    <610>
     Total deferred tax liabilities                   <445>    <610>

Net deferred tax asset before valuation allowance      542      553
Valuation allowance                                    <16>     <29>
Net deferred tax asset                              $  526   $  524

At December 31, 1996, the Company had a net operating loss carryforward and tax credit carryforwards, on a stand-alone basis, of approximately $1,327,000 and $421,000, respectively, available to offset future stand-alone income tax liabilities which expire through 2007 and 2010, respectively (See Note 1a). Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The net deferred tax assets for the years ended December 31, 1996 and 1995 of $526,000 and $524,000, respectively, are included in the deferred income taxes accounts in the Balance Sheet. For the year ended December 31, 1996, the valuation allowance decreased by $13,000.

7.  Redeemable Preferred Stock

On August 31, 1995, the Company issued to Herculite 1,000,000 shares of the Company's Redeemable Preferred Stock, $10.00 par value, in exchange for the manufacturing facility in which Hercon's operations are conducted and the 985 shares of Hercon common stock owned by Herculite. The Company is required to make semi-annual preferred dividend payments to Herculite each March and September at the annual rate of $.70 per share on the then-outstanding shares. In March 1996, the Company, as required, commenced the semi-annual dividend payments and redeemed, for $500,000, 50,000 shares. The Company made the additional required 1996 semi-annual dividend payment in September.
Additional required redemption payments are $1,000,000 annually in 1997 through 2004 and $1,500,000 in 2005. In the event of default, the Preferred Stockholders have the right to elect a majority of the Board of Directors of the Company.

8.  Stock Options

In April 1995, Health-Chem entered into five-year Employment Agreements with Robert D. Speiser and Marvin M. Speiser. The Employment Agreements provide that if Health-Chem issues or directly or indirectly causes a subsidiary to issue to its security holders any securities representing a direct or indirect interest in Hercon, then upon the date of issuance Robert D. Speiser and Marvin M. Speiser are to be granted separate options allowing each of them to purchase ten percent (10%) of the outstanding Common Stock of the Company on a fully-diluted basis at a per share purchase price equal to the fair market value of such shares as of the date of grant exercisable in full commencing the first anniversary of the grant date.

In September 1995, subscription rights to purchase up to 4,000,000 shares of the Company's Common Stock for $.10 per share were issued to holders of Health-Chem common stock. The Rights Offering expired November 10, 1995, with shareholders subscribing to the 4,000,000 shares of the Company's Common Stock.

Subsequent to the expiration of the Rights Offering, on November 13, 1995 the Company entered into stock option agreements with Robert D. Speiser and Marvin
M. Speiser allowing each of them to purchase 5,000,000 shares of the Company's Common Stock at $.10 per share, exercisable in full commencing November 13, 1996 and expiring ten years from the grant date. The Company has reserved 10,000,000 shares of Common Stock for issuance to Robert D. Speiser and Marvin
M. Speiser pursuant to these stock option agreements ("Agreements").

In April 1996, the Company adopted the 1996 Performance Equity Plan ("Plan") which was designed to attract and retain employees of the highest caliber, to provide increased incentive for officers and key employees and to continue to promote the well-being of the Company. Pursuant to the Plan, up to an aggregate of 2,000,000 shares of the Company's Common Stock are available for the granting of stock or stock related incentive awards. During 1996, the Company entered into stock option agreements with three officers and key employees allowing them to purchase up to an aggregate of 1,400,000 shares under the Plan. The Company has reserved 1,400,000 shares of Common Stock pursuant to these stock option agreements.

The Agreements and Plan are collectively referred to as "Plans".

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, the Company's net <loss> income and net <loss> income per share would have been <increased> reduced to the pro forma amounts indicated below. The Company did not award any option grants during the year ended December 31, 1994. Therefore, there is no pro forma amount for that period.

                                                 1996        1995

Net <loss> income            As reported     $  <590,000> $1,183,000
 applicable to common        Pro forma       $<1,301,000> $1,041,000
 stockholders

Primary and fully diluted    As reported         $<0.01>       $0.03
 <loss> earnings per share   Pro forma           $<0.03>       $0.02


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively; no dividend yield for both years; expected volatility of 100% for both years; risk-free interest rates of 6.11% and 5.86%; and expected lives of seven years for both the 1996 and 1995 option grants.

A summary of the status of the Company's Plans as of December 31, 1996 and 1995 and changes during the years ended on those dates is presented below:



                                1996                          1995


                                Weighted-Average              Weighted-Average
                       Shares    Exercise Price      Shares    Exercise Price

Outstanding at
 beginning of year   10,000,000     $0.10                   0      $0

Granted               1,400,000      0.125         10,000,000       0.10

Exercised                     0      0                      0       0

Forfeited                     0      0                      0       0

Outstanding at end
 of year             11,400,000      0.103         10,000,000       0.10

Options exercisable
 at year-end         10,000,000                             0

Weighted-average
 fair value of
 options granted
 during the year         $0.106                        $0.085


The following table summarizes information about the Plans' stock options outstanding at December 31, 1996:


                   Options Outstanding                Options Exercisable

                         Weighted-
                          Average      Weighted-                  Weighted-
Range of     Number      Remaining      Average       Number       Average
Exercise   Outstanding   Contractual   Exercise     Exercisable   Exercise
 Prices    at 12/31/96      Life         Price      at 12/31/96     Price

$0.10-      11,400,000    9.0 years     $0.103       10,000,000    $0.10
$0.125


9.  Net Interest Expense  (In thousands)
                                                Year Ended December 31,
                                                 1996      1995     1994
     Interest expense - promissory note        $  630    $  210   $    0
     Interest expense - long-term
      <receivable>/payable - Health-Chem, net     <96>      299      575
     Interest expense - note payable                9        39       60
     Capitalized interest                         <87>        0        0

     Total net interest expense                $  456    $  548   $  635


10.  Employee Benefit Plan

All permanent, full-time non-union employees of the Company are eligible to participate in Health-Chem's 401(k) Plan (the "Plan") following six months of employment. The Plan allows eligible employees to defer up to 20% of their income on a pre-tax basis through contributions to the Plan. The Company may contribute for each participant a matching contribution equal to a percentage of the elective contributions made by the participants. The decision to make matching contributions and the amount of such contributions will be made each year by the Company. These Company matching contributions were $21,000, $21,000, and $20,000 in 1996, 1995 and 1994, respectively.


11.  Subsequent Event

On January 9, 1997, Health-Chem obtained an aggregate of up to $15,000,000 in senior secured financing from IBJ Schroder Bank & Trust Company (the "Bank"), individually and as agent for various other financial institutions. Pursuant to a Revolving Credit Term Loan and Security Agreement dated as of January 9, 1997 (the "Loan Agreement'), Health-Chem will be provided with up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. The revolving credit line will bear interest at the Bank's prime rate and the term loans will bear interest at the Bank's prime rate plus .375%. The financing is secured by a pledge of substantially all the assets of Health-Chem, the Company and Health-Chem's other operating subsidiaries.

Proceeds from borrowings under the Loan Agreement have been used by Health-Chem to repay outstanding indebtedness under the aggregate $7,750,000 million facility with comparable terms with The First National Bank of Maryland and will also be used to repurchase, repay and/or redeem up to $7,000,000 of Health-Chem's 10 3/8% Convertible Subordinated Debentures due April 15, 1999, as market conditions warrant, and for general working capital purposes.

Health-Chem will pay a facility fee of 3/8 of 1% on the amount of the unused available financing facility. The borrowing agreement, which expires on January 9, 2002, contains various covenants which, among other things, require Health-Chem and its affiliates to maintain specified ratios of debt to tangible net worth and fixed charge coverage, and minimum levels of tangible net worth and limits capital additions.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.




FORM 10-K                                                            PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information responsive to this item is incorporated herein by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

The information responsive to this item is incorporated herein by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information responsive to this item is incorporated herein by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information responsive to this item is incorporated herein by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1997.




FORM 10-K                                                            PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         PAGE
(a)  1.  FINANCIAL STATEMENTS

Reports of Independent Accountants                                      17-18

Consolidated Balance Sheets - December 31, 1996 and 1995                   19

Consolidated Statements of Operations
  Years Ended December 31, 1996, 1995 and 1994                             20

Consolidated Cash Flow Statements
  Years Ended December 31, 1996, 1995 and 1994                             21

Consolidated Statements of Stockholders' Equity (Deficiency)
  Years Ended December 31, 1996, 1995 and 1994                             22

Notes to Consolidated Financial Statements                              23-31

(a)  2.  FINANCIAL STATEMENT SCHEDULES


All schedules are omitted because they are not required, are inapplicable, or the information is included in the financial statements or notes thereto.

(a)  3.  EXHIBITS

 2 Plan of Reorganization and Asset Exchange Agreement dated as of June 30, 1995, by and among Health-Chem Corporation, ("HCH") Herculite Products, Inc. ("HPI") and Transderm Laboratories Corporation (the "Company"), filed as Exhibit 2 to the Company's Registration Statement on Form S-1 No. 33-95080 filed with the Commission on July 28, 1995 ("Registration Statement") and incorporated herein by reference.

 3.1    Restated Certificate of Incorporation dated April 27, 1995, filed as
        Exhibit 3.1 to the Registration Statement and incorporated herein by reference.

 3.2 Amendment to Restated Certificate of Incorporation dated July 13, 1995, filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference.

 3.3 By-Laws, filed as Exhibit 3.3 to the Registration Statement and incorporated herein by reference.

10.1 Employment Agreement between HCH and Marvin M. Speiser dated April 4, 1995. Incorporated herein by reference to Exhibit 10.1 to HCH's Report on Form 10-Q for the quarter ended March 31, 1995.

10.2 Employment Agreement between HCH and Robert D. Speiser dated April 4, 1995. Incorporated herein by reference to Exhibit 10.2 to HCH's Report on Form 10-Q for the quarter ended March 31, 1995.

10.3 Stock Option Agreement between the Company and Marvin M. Speiser dated November 13, 1995. Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.






10.4 Assignment of Stock Option Agreement dated December 6, 1996 between Marvin M. Speiser and the Marvin M. Speiser 1996 Trust. Incorporated herein by reference to Item 7.(c) to Schedule 13D for Marvin M. Speiser et al. filed with the Commission on February 20, 1997.

10.5 Stock Option Agreement between the Company and Robert D. Speiser dated November 13, 1995. Incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.6 Distribution Agreement between Hercon Laboratories Corporation ("HLC") and Circa Pharmaceuticals, Inc. (f/k/a Bolar Pharmaceutical Co., Inc.) dated as of January 4, 1993. Incorporated herein by reference to
        Exhibit 10.14 to HCH's Report on Form 10-K for the year ended December 31, 1992.

10.7 Agreement between HLC and Local 1034-R.W.D.S.U.--AFL-CIO dated December 11, 1995. Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.8(a) Loan and Security Agreement dated as of July 15, 1994 by and between The First National Bank of Maryland ("FNBM") and HCH, HLC, HPI and Pacific Combining Corp. ("Pacific"). Incorporated herein by reference to Exhibit 3.2 to HCH's Report on Form 8-K filed July 25, 1994.

10.8(b) Modification Agreement dated August 31, 1995 by and between FNBM, HCH,
        HLC, HPI, Pacific, Hercon Environmental Corporation ("HEC") and the Company, filed as Exhibit 10.6(b) to Amendment No. 1 filed with the Commission on September 6, 1995 ("Amendment No. 1") to the Company's Registration Statement on Form S-1 No. 33-95080 filed with the Commission on July 28, 1995 and incorporated herein by reference.

10.8(c) Second Modification Agreement dated as of October 11, 1995 by and between FNBM, HCH, HLC, HPI, Pacific, HEC and the Company, filed as
        Exhibit 10.5 to HCH's Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

10.8(d) Master Modification Agreement dated as of June 30, 1996 by and between
        FNBM, Marvin M. Speiser, HCH, Pacific, HLC, HPI, HEC and the Company, filed as Exhibit 10.1 to HCH's Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

10.9 Asset Acquisition Agreement dated April 28, 1995 between HEC and HLC, filed as Exhibit 10.7 to the Registration Statement and incorporated herein by reference.

10.10 $7,000,000 principal amount Subordinated Promissory Note of HLC, filed as Exhibit 10.8 to Amendment No. 1 and incorporated herein by reference.

10.11 Corporate Services Agreement between HCH and the Company, dated as of August 31, 1995, filed as Exhibit 10.9 to Amendment No. 1 and incorporated herein by reference.

10.12 Tax Sharing Agreement between HCH and the Company, dated as of August 31, 1995, filed as Exhibit 10.10 to Amendment No. 1 and incorporated herein by reference.

10.13 Loan and Security Agreement dated as of October 11, 1995 by and between Pacific, HCH, HLC, HPI, HEC and the Company and FNBM, filed as Exhibit 1 to HCH's October 11, 1995 Current Report on Form 8-K and incorporated herein by reference.








10.14 Revolving Credit, Term Loan and Security Agreement dated as of January 9, 1997 by and between HCH, HPI, HEC, Pacific, HLC and the Company and IBJ Schroder Bank & Trust Company, filed as Exhibit 1 to HCH's Current Report on Form 8-K filed with the Commission on January 22, 1997 and incorporated herein by reference.

21      Subsidiaries of Registrant.  Filed herewith on page 37.



(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 1996 the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRANSDERM LABORATORIES CORPORATION

Date:  March 20, 1997


/s/ Robert D. Speiser                      /s/ Ronald J. Burghauser
By: Robert D. Speiser                      By: Ronald J. Burghauser
    President                                  Controller
    (Principal Executive Officer)              (Principal Financial Officer)
                                               (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Signature               Titles                        Date


/s/ Robert D. Speiser            President, Chief Executive    March 20, 1997
Robert D. Speiser                Officer and Director
                                 (Principal Executive
                                 Officer)


/s/ Thomas J. Atkins             Vice President and Director   March 20, 1997
Thomas J. Atkins


/s/ Joyce F. Brown               Director                      March 20, 1997
Joyce F. Brown


/s/ Ronald J. Burghauser         Treasurer, Secretary and      March 20, 1997
Ronald J. Burghauser             Controller, (Principal
                                 Financial Officer and
                                 Principal Accounting
                                 Officer)


/s/ Michael J. Campbell          Director                      March 20, 1997
Michael J. Campbell


/s/ David N. Dinkins             Director                      March 20, 1997
David N. Dinkins

/s/ Ester R. Fuchs               Director                      March 20, 1997
Ester R. Fuchs


/s/ Donald E. Kauffman, Jr       Vice President and Director   March 20, 1997
Donald E. Kauffman, Jr.


/s/ Murray Lieber                Vice President and Director   March 20, 1997
Murray Lieber


/s/ Marvin M. Speiser            Director                      March 20, 1997
Marvin M. Speiser
