Form 10-Q
period 1997-03-31
TRANSDERM LABORATORIES CORP
filed 1997-05-15
CIK 948704

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1997   Commission File Number 0-27642




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


As of April 30, 1997, 40,000,000 shares of Common Stock, $.001 Par Value, were outstanding.


                         TRANSDERM LABORATORIES CORPORATION           Part I
                      CONSOLIDATED BALANCE SHEETS (Unaudited)         Item 1
                                   (In thousands)                     Page 2


                                                     March 31,  December 31,
                                                      1997          1996
ASSETS
CURRENT ASSETS
  Cash                                                 $    19      $    21
  Accounts receivable                                      466        1,232
  Inventories (Note 3)                                     563          780
  Deferred income taxes - current                           91           99
  Other current assets                                       3            3
    Total Current Assets                                 1,142        2,135

PROPERTY, PLANT & EQUIPMENT
  Land and building                                      2,854        2,854
  Other property, plant & equipment                      7,972        7,887
      Total Property, Plant & Equipment                 10,826       10,741
  Less accumulated depreciation & amortization           5,663        5,527
    Net Property, Plant & Equipment                      5,163        5,214

NON-CURRENT ASSETS
  Deferred income taxes                                  1,169          907
  Payable to Health-Chem as net operating loss and
    tax credit carryforwards are used                     <393>        <393>
  Other non-current assets                                   1            0
    Total Non-Current Assets                               777          514

TOTAL ASSETS                                           $ 7,082      $ 7,863

LIABILITIES AND STOCKHOLDERS' EQUITY <DEFICIENCY>

CURRENT LIABILITIES
  Accounts payable                                     $   183      $   913
  Accrued expenses and other current liabilities           225          362
  Current portion of redeemable preferred stock          1,000        1,000
  Preferred dividends payable                                0          166
  Income taxes payable                                       3            3
    Total Current Liabilities                            1,411        2,444

LONG-TERM LIABILITIES
  Subordinated promissory note                           7,000        7,000
  Long-term payable <receivable> - Health-Chem           1,482         <427>
  Other long-term debt                                      31            0
  Deferred income taxes                                    476          480

REDEEMABLE PREFERRED STOCK                               7,500        8,500

STOCKHOLDERS' EQUITY <DEFICIENCY>
  Common stock                                              40           40
  Retained deficit                                     <10,858>     <10,174>
    Total Stockholders' Equity (Deficiency)            <10,818>     <10,134>

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
<DEFICIENCY>                                           $ 7,082      $ 7,863

See Notes to Consolidated Financial Statements.



                        TRANSDERM LABORATORIES CORPORATION             Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                         (In thousands, except share data)             Page 3



                                                       For The Three Months
                                                         Ended March 31,
                                                         1997         1996
REVENUE:
  Net sales                                            $ 1,112      $ 3,802
  Cost of goods sold                                       721        1,500
  Gross profit                                             391        2,302

OPERATING EXPENSES:
  Selling, general and administrative expense              353          605
  Legal expense                                             47          215
  Research and development expense                         621          560
  Net interest expense                                     164          126
    Total operating expenses                             1,185        1,506

<LOSS> INCOME FROM OPERATIONS                             <794>         796
  Other income                                              18            0

<LOSS> INCOME FROM OPERATIONS BEFORE TAXES                <776>         796
  Income tax <benefit> provision (Note 2)                 <258>         261

NET <LOSS> INCOME                                         <518>         535

PREFERRED DIVIDENDS                                        166          175

NET <LOSS> INCOME APPLICABLE TO COMMON STOCKHOLDERS    $  <684>     $   360


Earnings per Common Share (primary & fully diluted) (Note 4):

NET <LOSS> INCOME PER COMMON SHARE                     $ <0.01>     $  0.01

Average number of common shares outstanding
  (primary & fully diluted) (Note 4)                48,417,767   48,813,760










See Notes to Consolidated Financial Statements.








                        TRANSDERM LABORATORIES CORPORATION             Part I
                         CONSOLIDATED CASH FLOW STATEMENTS             Item 1
                                    (Unaudited)                        Page 4
                                  (In thousands)


                                                       For The Three Months
                                                          Ended March 31,
                                                         1997         1996
Cash was <Used for> Provided by:
OPERATIONS:
  Net <loss> income                                    $  <518>     $   535
  Adjustments to reconcile net <loss> income to net
   cash <used for> provided by operations:
    Depreciation and amortization                          156          174
    Deferred income taxes                                 <258>         210
    Gain on disposal of property, plant and equipment      <14>           0
  Changes in:
    Accounts receivable                                    766         <506>
    Inventories                                            217          125
    Other current assets                                     0          <31>
    Other non-current assets                                <1>           0
    Accounts payable                                      <730>         260
    Accrued expenses and other current liabilities        <151>        <345>
    Income taxes payable                                     0            4
  Net cash <used for> provided by operations              <533>         426

INVESTING:
  Additions to property, plant and equipment               <60>         <58>
  Disposal of property, plant and equipment                 16            0
  Net cash used for investing                              <44>         <58>

FINANCING:
  Borrowings from affiliates, net                        1,909          545
  Other long-term debt payments                             <2>           0
  Redemption of preferred stock                         <1,000>        <500>
  Preferred dividends paid                                <332>        <408>
  Net cash provided by <used for> financing                575         <363>

Net <Decrease> Increase in cash                             <2>           5
Cash at beginning of period                                 21            8
Cash at end of period                                  $    19      $    13

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                           $   326      $   162
    Income taxes                                             1           47

Supplemental Schedule of Noncash Investing and
 Financing:
  Acquisition of fixed assets through capital
    lease obligations                                  $    47      $     0



See Notes to Consolidated Financial Statements.

                          TRANSDERM LABORATORIES CORPORATION           Part I
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       Item 1
                                      (Unaudited)                      Page 5



1.  Basis of Presentation and Nature of Operations

    The consolidated financial statements include the accounts of Transderm Laboratories Corporation and its subsidiary, Hercon Laboratories Corporation ("Hercon"). Transderm Laboratories Corporation and Hercon Laboratories Corporation are sometimes hereinafter referred to collectively as the "Company". The Company is an indirect 90% owned subsidiary of Health-Chem Corporation ("Health-Chem").

    The Consolidated Balance Sheet as of March 31, 1997, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended March 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

    Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

2.  Taxes on Income  (In thousands)                    For the Three Months
                                                          Ended March 31,
                                                         1997         1996

    Taxes on income include <benefit> provision for:
      Federal income taxes                             $  <264>     $   253
      State and local income taxes                           6            8
        Total                                          $  <258>     $   261

    Taxes on income are comprised of:
      Current                                          $     0      $    51
      Deferred                                            <258>         210
        Total                                          $  <258>     $   261


    A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                       For the Three Months
                                                          Ended March 31,
                                                         1997         1996

    Tax <benefit> provision at statutory rate          $  <264>     $   270
    Increase <decrease> resulting from:
      State and local taxes, net of federal
       tax benefit                                           6           16
      Reversal of valuation allowance                        0          <25>
    Tax <benefit> provision                            $  <258>     $   261


                          TRANSDERM LABORATORIES CORPORATION           Part I
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       Item 1
                                      (Unaudited)                      Page 6

3.  Inventories  (In thousands)

                                          March 31, 1997    December 31, 1996

    Raw materials                             $   465             $   659
    Finished goods and work in process             98                 121
    Total inventories                         $   563             $   780


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

    SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, restatement of all prior-period earnings per share data is required upon adoption. The impact of adopting SFAS 128 on the Company's earnings per share data is not expected to be significant.


5.  Litigation

    In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon in the United States District Court for the District of Delaware alleging that Hercon's submission to the United States Food and Drug Administration ("FDA") of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, for which the Company is awaiting FDA approval, constitutes infringement of Key's patent for its Nitro-Dur(R) products. Key seeks certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be no earlier than February 16, 2010, the expiration date of Key's patent. In its answer, Hercon denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon has not infringed and does not infringe any claim of the patent. Hercon has counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. Following extensive discovery, a two-week, non-jury trial was completed on October 10, 1996. All post-trial briefs were filed in December 1996 and the Company is awaiting decision by the Court. Management continues to believe that Key's claims are without merit.

                          TRANSDERM LABORATORIES CORPORATION           Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF         Item 2
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS     Page 7


Results of Operations

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks and uncertainties, including those referred to herein and in the Company's Reports on Form 10-K and Form 10-Q, which could cause actual results to differ materially from the forward-looking statements.

Net sales decreased $2,690,000 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease in net sales consists of a $2,703,000 decrease in volume, partially offset by $13,000 in higher selling prices. The net sales decrease is due primarily to lower sales to a former domestic distributor who had accounted for approximately 44% of the Company's sales for the three months ended March 31, 1996. The most recent sales to this distributor were during the fourth quarter of 1996. In August 1996, this former distributor obtained approval from the United States Food and Drug Administration for the manufacture and sale of its own nitroglycerin patches and now competes with the Company's nitroglycerin patches. Sales to both of the Company's current domestic distributors of nitroglycerin patches also decreased during the three months ended March 31, 1997 as compared to the same period in 1996. These decreases were due to these distributors' adjusting of inventory levels.

Gross profit decreased $1,911,000, or 83%, for the three months ended March 31, 1997 as compared to the same period in 1996. Gross profit as a percentage of net sales decreased from 61% for 1996 to 35% for 1997. Gross profit decreased primarily due to decreased domestic sales volumes of transdermal nitroglycerin patches. Lower margins reflect the allocation of fixed costs over decreased revenue.

Selling, general and administrative expenses, excluding legal expenses, decreased $252,000 for the three months ended March 31, 1997 as compared to the same period in 1996. This decrease is due primarily to a lower allocation of expenses from affiliates of $188,000 and from lower payroll-related costs. Pursuant to a Corporate Services Agreement between the Company and Health-Chem, selling, general and administrative expenses incurred by Health-Chem which cannot be directly attributed to a specific subsidiary are allocated to the Company based upon its net sales as a percentage of Health-Chem's consolidated net sales. The Company's allocation of Health-Chem's total expenses in 1997 was lower than 1996 due to Health-Chem's total expenses being lower and the Company's share of these expenses dropping from 29% in 1996 to 13% in 1997.

Legal expenses decreased $168,000 for the three months ended March 31, 1997 as compared to the same period in 1996. In August 1995, Key Pharmaceuticals, Inc. commenced an action against Hercon relating to some of Hercon's improved transdermal nitroglycerin products. The decreased legal expenses are due primarily to reduced activity associated with the defense of this action, with respect to which a two-week trial was completed in October 1996. All post-trial briefs were filed in early December 1996 and the Company is awaiting a decision by the Court.




                          TRANSDERM LABORATORIES CORPORATION           Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF         Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 8



Research and development expenses increased $61,000 for the three months ended March 31, 1997 as compared to the same period in 1996. The increase is due primarily to higher clinical materials and outside testing expenses. The Company expects total research and development expenses related to pharmaceutical products in 1997 to be lower than 1996 levels.

Net interest expense increased $38,000 for the three months ended March 31, 1997 as compared to the same period in 1996 due primarily to higher average outstanding balances on borrowings from affiliates.

Other income for the three months ended March 31, 1997 increased $18,000 as compared to the same period in 1996. This increase is due primarily to nonrecurring proceeds of $14,000 related to an insurance recovery.

Income from operations before taxes decreased $1,572,000 for the three months ended March 31, 1997 as compared to the same period in 1996 due primarily to the factors discussed above. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes (See Note 2).

Preferred dividends of $166,000 for the three months ended March 31, 1997 reflect dividends associated with the Company's Redeemable Preferred Stock, $10.00 par value. On March 31, 1997, the Company, as required, redeemed 100,000 shares of the then-outstanding 950,000 shares of its redeemable preferred stock. Annual dividend payments required are $.70 per share.

The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full years.





                          TRANSDERM LABORATORIES CORPORATION           Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF         Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS       Page 9




Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's consolidated financial statements:

                                               March 31,       December 31,
                                                 1997              1996

Working capital (in thousands)                  $ <269>           $ <309>
 (Current assets less current liabilities)

Current ratio                                      0.8               0.9
 (Current assets/current liabilities)

Quick ratio                                        0.3               0.5
 (Cash and receivables/current liabilities)

Working capital increased $40,000 from December 31, 1996 to March 31, 1997 due to a $1,033,000 decrease in current liabilities, partially offset by a $993,000 decrease in current assets. Cash, accounts receivable, inventory and deferred taxes decreased $2,000, $766,000, $217,000 and $8,000, respectively. The decrease in accounts receivable resulted from a decrease in sales in the first quarter of 1997 as compared to the first quarter of 1996. The decrease in inventory reflects reduced domestic distributor sales and the timing of raw material purchases. The decrease in current liabilities is due to decreases in accounts payable, accrued expenses and preferred dividends payable of $730,000, $137,000 and $166,000, respectively.

Cash used for operations for the three months ended March 31, 1997 was $533,000.

The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

The Company has financed its capital requirements primarily from cash flow generated from operations and borrowings from its affiliates.

Capital expenditures in 1997 for property, plant and equipment are projected to be approximately $500,000. These capital expenditures will primarily consist of equipment needed to assemble and package the Company's second generation nitroglycerin products.

At December 31, 1996, Health-Chem was a borrower along with its affiliates, including the Company, under the terms of a $6,000,000 line of credit with The First National Bank of Maryland. At December 31, 1996, Pacific Combining Corporation ("Pacific"), a subsidiary of Health-Chem, was a borrower under the terms of a $1,750,000 term loan with The First National Bank of Maryland. Borrowing under the line of credit and term loan were collateralized by a pledge of substantially all of the assets of Health-Chem, Pacific, the Company, and Health-Chem's other operating subsidiaries with the exception of





                          TRANSDERM LABORATORIES CORPORATION           Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF         Item 2
                     FINANCIAL CONDITION & RESULTS OF OPERATIONS      Page 10


real estate. In January 1997, Health-Chem, Pacific, the Company and Health-Chem's other operating subsidiaries replaced both the $6,000,000 line of credit and $1,750,000 term loan from The First National Bank of Maryland with senior secured financing of up to $15,000,000 from IBJ Schroder Bank & Trust Company. The new credit facility is comprised of up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. The line of credit's borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory on a consolidated Health-Chem basis. Advances on the term loan are limited to $4,000,000 until such time as the Key Pharmaceuticals, Inc. litigation is resolved in such a way as to be immaterial on the future operations of Health-Chem. Borrowings under the facility are collateralized by a pledge of substantially all of the assets of Health-Chem, the Company and Health-Chem's other operating subsidiaries. The facility, which expires on January 9, 2002, is subject to various financial covenants.

The Company is required to make semi-annual interest payments each March and September on its $7,000,000, 9% Subordinated Promissory Note, with the principal amount of $7,000,000 payable on March 31, 1999. In March 1997, the Company made the required semi-annual interest payment.

The Company is required to make semi-annual preferred dividend payments each March and September at the annual rate of $.70 per share on the then-outstanding shares of its redeemable preferred stock, $10.00 par value. In March 1997, the Company, as required, made the semi-annual dividend payment and redeemed, for $1,000,000, 100,000 shares. Additional required redemption payments are $1,000,000 annually in 1998 through 2004 and $1,500,000 in 2005.

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem or, for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company reimbursed Health-Chem approximately $114,000 and $302,000 for the three months ended March 31, 1997 and 1996, respectively. The Agreement has an initial term expiring on December 31, 1997 and will automatically renew for successive one-year terms. The Company will be required to provide 30 days' notice prior to cancellation of the Agreement.

Pursuant to a tax sharing agreement between the Company and Health-Chem, the Company is required to pay Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income. At March 31, 1997, the maximum amount of such payments which may be made in the future was $393,000.

The semi-annual interest payment on the subordinated promissory note is $315,000 and the semi-annual dividend on the preferred stock currently outstanding is $297,500. In addition to the cumulative dividends and interest payments, the Company is obligated to redeem the preferred stock and repay the promissory note as described above. The Company anticipates that internally generated funds may not be sufficient to provide the Company with cash to meet all of these retirement and redemption obligations and thus the Company may need to raise additional capital from third parties.


                                                                     Part II
                                                                      Item 1
                                                                     Page 11


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


There were no material developments in any pending legal proceedings in the quarter ended March 31, 1997.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b) During the three months ended March 31, 1997, the Company did not file any reports on Form 8-K.


                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANSDERM LABORATORIES CORPORATION

May 14, 1997                        /s/  Robert D. Speiser
                                    By:  Robert D. Speiser
                                         President
                                         (Principal Executive Officer)


                                    /s/  Ronald J. Burghauser
                                    By:  Ronald J. Burghauser
                                         Controller
                                         (Principal Financial Officer)
                                         (Principal Accounting Officer)
