Form 10-Q
period 1997-06-30
TRANSDERM LABORATORIES CORP
filed 1997-08-14
CIK 948704

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q




[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1997           Commission File Number 0-27642



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

As of July 31, 1997, 40,000,000 shares of Common Stock, $.001 Par Value, were outstanding.

                           TRANSDERM LABORATORIES CORPORATION          Part I
                         CONSOLIDATED BALANCE SHEETS  (Unaudited)      Item 1
                                   (In thousands)                      Page 2


                                                    June 30,    December 31,
                                                      1997          1996
ASSETS
CURRENT ASSETS
  Cash                                              $    17         $    21
  Accounts receivable                                   743           1,232
  Inventories (Note 3)                                  357             780
  Deferred income taxes-current                          38              99
  Other current assets                                    0               3
    Total Current Assets                              1,155           2,135

PROPERTY, PLANT & EQUIPMENT
  Land and building                                   2,854           2,854
  Other property, plant & equipment                   8,019           7,887
    Total Property, Plant & Equipment                10,873          10,741
  Less accumulated depreciation & amortization        5,818           5,527
    Net Property, Plant & Equipment                   5,055           5,214

NON-CURRENT ASSETS
  Deferred income taxes                                   0             907
  Payable to Health-Chem as net operating loss
    and tax credit carryforwards are used                 0            <393>
  Other non-current assets                                1               0
    Total Non-Current Assets                              1             514
TOTAL ASSETS                                        $ 6,211         $ 7,863

LIABILITIES AND STOCKHOLDERS' EQUITY <DEFICIENCY>

CURRENT LIABILITIES
  Accounts payable                                  $    99         $   913
  Accrued expenses and other current liabilities        393             362
  Current portion of redeemable preferred stock       1,000           1,000
  Preferred dividends payable                           149             166
  Income taxes payable                                    3               3
    Total Current Liabilities                         1,644           2,444

LONG-TERM LIABILITIES
  Subordinated promissory note                        7,000           7,000
  Long-term payable <receivable> - Health-Chem        1,632            <427>
  Other long-term debt                                   28               0
  Deferred income taxes                                  80             480

REDEEMABLE PREFERRED STOCK                            7,500           8,500

STOCKHOLDERS' EQUITY <DEFICIENCY>
  Common stock                                           40              40
  Retained deficit                                  <11,713>        <10,174>
    Total Stockholders' Equity <Deficiency>         <11,673>        <10,134>

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
<DEFICIENCY>                                        $ 6,211         $ 7,863

See Notes to Consolidated Financial Statements.

                        TRANSDERM LABORATORIES CORPORATION             Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                         (In thousands, except share data)             Page 3



                                                          For the Six Months
                                                            Ended June 30,
                                                             1997       1996
REVENUE:
  Net sales                                               $ 2,554    $ 7,032
  Cost of goods sold                                        1,513      2,873
  Gross profit                                              1,041      4,159

OPERATING EXPENSES:
  Selling, general and administrative expense                 716      1,142
  Legal expense                                               114        761
  Research and development expense                            996      1,144
  Net interest expense                                        359        261
    Total operating expenses                                2,185      3,308

<LOSS> INCOME FROM OPERATIONS                              <1,144>       851
  Other income                                                 95         42

<LOSS> INCOME FROM OPERATIONS BEFORE TAXES                 <1,049>       893
  Income tax provision (Note 2)                               175        306

NET <LOSS> INCOME                                          <1,224>       587

PREFERRED DIVIDENDS                                           315        341

NET <LOSS> INCOME APPLICABLE TO COMMON
STOCKHOLDERS                                              $<1,539>   $   246


Earnings per Common Share  (primary & fully diluted)
 (Note 4):

NET <LOSS> INCOME PER COMMON SHARE                        $ <0.04>   $  0.01

Average number of common shares outstanding (Note 4)
  Primary                                              40,000,000 44,406,880
  Fully Diluted                                        40,000,000 46,428,571





See Notes to Consolidated Financial Statements.

                         TRANSDERM LABORATORIES CORPORATION           Part I
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)   Item 1
                          (In thousands, except share data)           Page 4




                                                       For the Three Months
                                                           Ended June 30,
                                                          1997         1996
REVENUE:
  Net sales                                            $ 1,442      $ 3,230
  Cost of goods sold                                       792        1,373
  Gross profit                                             650        1,857

OPERATING EXPENSES:
  Selling, general and administrative expense              363          537
  Legal expense                                             67          546
  Research and development expense                         375          584
  Net interest expense                                     195          135
    Total operating expenses                             1,000        1,802

<LOSS> INCOME FROM OPERATIONS                             <350>          55
  Other income                                              77           42

<LOSS> INCOME FROM OPERATIONS BEFORE TAXES                <273>          97
  Income tax provision (Note 2)                            433           45

NET <LOSS> INCOME                                         <706>          52

PREFERRED DIVIDENDS                                        149          166

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS             $  <855>     $  <114>


Earnings per Common Share  (primary & fully diluted)
 (Note 4):

NET LOSS PER COMMON SHARE                              $ <0.02>     $  0.00

Average number of common shares outstanding
  (primary and fully diluted)  (Note 4)             40,000,000   40,000,000






See Notes to Consolidated Financial Statements.


                         TRANSDERM LABORATORIES CORPORATION          Part I
                   CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)     Item 1
                                  (In thousands)                     Page 5


                                                        For the Six Months
                                                          Ended June 30,
                                                           1997       1996
Cash was <Used for> Provided by:
OPERATIONS:
 Net <loss> income                                      $<1,224>   $   587
 Adjustments to reconcile net <loss> income to
  net cash <used for> provided by operations:
   Depreciation and amortization                            311        348
   Deferred income taxes                                    175        262
   Gain on disposal of property, plant and equipment        <14>         0
 Changes in:
   Accounts receivable                                      489       <142>
   Inventories                                              423         73
   Other current assets                                       3        <47>
   Other non-current assets                                  <1>         1
   Accounts payable                                        <814>       286
   Accrued expenses and other current
    liabilities                                              19       <185>
   Income taxes payable                                       0        <44>
 Net cash <used for> provided by operations                <633>     1,139

INVESTING:
 Additions to property, plant and equipment                <109>      <120>
 Disposal of property, plant and equipment                   16          0
 Net cash used for investing                                <93>      <120>

FINANCING:
 Borrowings from affiliates, net                          2,059         97
 Other long-term debt payments                               <5>      <200>
 Redemption of preferred stock                           <1,000>      <500>
 Preferred dividends paid                                  <332>      <408>
 Net cash provided by <used for> financing                  722     <1,011>

Net <Decrease> Increase in Cash                              <4>         8
Cash at beginning of period                                  21          8
Cash at end of period                                   $    17    $    16


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                             $   363    $   324
   Income taxes                                               1         89

Supplemental Schedule of Noncash Investing and
 Financing:
  Acquisition of fixed assets through capital
   lease obligations                                    $    45    $     0



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

       The Consolidated Balance Sheet as of June 30, 1997, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended June 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

       Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full years.


2.     Taxes on Income (In thousands)               For the Six Months
                                                     Ended June 30,
                                                      1997       1996
       Taxes on income include
        provision for:
         Federal income taxes                      $   160    $   289
         State and local income taxes                   15         17
           Total                                   $   175    $   306

       Taxes on income are comprised of:
         Current                                   $     0    $    44
         Deferred                                      175        262
           Total                                   $   175    $   306

       A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                   For the Six Months
                                                     Ended June 30,
                                                      1997       1996

       Tax <benefit> provision at statutory rate $ <357> $ 304 Increase <decrease> resulting from:
         State and local taxes, net of federal
          tax benefit                                   15         27
         Provision for <reversal of> valuation
          allowance                                    517        <25>
       Tax provision                                $   175    $   306



                        TRANSDERM LABORATORIES CORPORATION           Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 7




       At June 30, 1997, the Company recorded a $517,000 net valuation allowance relating to federal tax loss and tax credit carryforwards, with such valuation allowance directly increasing the income tax provision. This net valuation allowance consists of a $910,000 decrease in tax loss and tax credit carryforwards, partially offset by a $393,000 decrease in a payable to Health-Chem, which is only payable as certain net operating loss and tax credit carryforwards are used. Management determined the valuation allowance was necessary as a result of delays in the anticipated approvals from the United States Food and Drug Administration ("FDA") for the sale of the Company's new transdermal nitroglycerin patches, with such delays contributing to the operating losses of the Company.


3.     Inventories  (In thousands)

                                          June 30, 1997   December 31, 1996

       Raw materials                         $  270             $ 659
       Finished goods and work in process        87               121
       Total inventories                     $  357             $ 780


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


                        TRANSDERM LABORATORIES CORPORATION           Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 8




5.     Litigation

       In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon in the United States District Court for the District of Delaware alleging that Hercon's submission to the FDA of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, for which the Company is awaiting FDA approval, constitutes infringement of Key's patent for its Nitro-Dur(R) products. Key seeks certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be no earlier than February 16, 2010, the expiration date of Key's patent. In its answer, Hercon denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon has not infringed and does not infringe any claim of the patent. Hercon has counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. Following extensive discovery, a two-week, non-jury trial was completed on October 10, 1996. Post-trial briefs were filed in December 1996 and supplemental post-trial briefs, requested by the Court, were filed in June 1997. The Company is awaiting decision by the Court. Management continues to believe that Key's claims are without merit.


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

Net sales decreased $4,478,000 for the six months ended June 30, 1997 as compared to the same period in 1996. The decrease in net sales consists of a $4,564,000 decrease in volume, partially offset by $86,000 in higher selling prices. The net sales decrease is due primarily to the absence of sales to a former domestic distributor who had accounted for approximately 52% of the Company's sales for the six months ended June 30, 1996. The most recent sales to this distributor were during the fourth quarter of 1996. In August 1996, this former distributor obtained approval from the FDA for the manufacture and sale of its own nitroglycerin patches and now competes with the Company's nitroglycerin patches. Sales to both of the Company's current domestic distributors of nitroglycerin patches also decreased during the six months ended June 30, 1997 as compared to the same period in 1996. During the first half of 1997, in anticipation of increased market pressures and delays in approvals from the FDA for the sale of new nitroglycerin patches, Hercon undertook an organizational restructuring which is expected to reduce annual payroll-related expenses by approximately $1,100,000. While the Company hopes to receive approvals for its new nitroglycerin patches in 1997 and 1998, no assurances can be made that any new nitroglycerin patches will be approved by the FDA.

Net sales decreased $1,788,000 for the quarter ended June 30, 1997 as compared to the same period in 1996. The fluctuation in sales is attributable to the factors noted above -- lower volume ($1,861,000), partially offset by higher selling prices ($73,000).

Gross profit decreased $3,118,000, or 75%, for the six months ended June 30, 1997 as compared to the same period in 1996. Gross profit as a percentage of net sales decreased from 59% for 1996 to 41% for 1997. Gross profit decreased primarily due to decreased domestic sales volumes of transdermal nitroglycerin patches. Lower margins reflect the allocation of fixed costs over decreased revenue.

Gross profit decreased $1,207,000, or 65%, for the quarter ended June 30, 1997 as compared to the same period in 1996. Gross profit as a percentage of net sales decreased from 57% for 1996 to 45% for 1997. These decreases in gross profit are attributable to the factors noted above.

Selling, general and administrative expenses, excluding legal expenses, decreased $426,000 for the six months ended June 30, 1997 as compared to the same period in 1996. This decrease is due primarily to a lower allocation of expenses from affiliates of $332,000 and from lower payroll-related costs. Pursuant to a Corporate Services Agreement between the Company and Health-Chem, selling, general and administrative expenses incurred by Health-Chem which cannot be directly attributed to a specific subsidiary are allocated to the Company based upon its net sales as a percentage of Health-Chem's consolidated net sales. The Company's allocation of Health-Chem's total expenses for the six months ended June 30, 1997 was lower than the comparable

                         TRANSDERM LABORATORIES CORPORATION           Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 10


period in 1996 due to Health-Chem's total expenses being lower and the Company's share of these expenses dropping from 27% in 1996 to 13% in 1997. For the quarter ended June 30, 1997, selling, general and administrative expenses, excluding legal expenses, decreased $174,000 due primarily to the reasons described above.

Legal expenses for the six months and quarter ended June 30, 1997 decreased $647,000 and $479,000, respectively, as compared to the same periods in 1996. In August 1995, Key Pharmaceuticals, Inc. commenced an action against the Company's Hercon subsidiary relating to some of Hercon's improved transdermal nitroglycerin products. The decreased legal expenses are due primarily to reduced activity associated with the defense of this action, with respect to which a two-week trial was completed in October 1996. Post-trial briefs were filed in early December 1996 and supplemental post-trial briefs, requested by the Court, were filed in June 1997. The Company is awaiting a decision by the Court.

Research and development expenses for the six months and quarter ended June 30, 1997 decreased $148,000 and $209,000, respectively, as compared to the same periods in 1996. These decreases are due primarily to lower outside testing and payroll-related expenses. The Company expects total research and development expenses related to pharmaceutical products in 1997 to be lower than 1996 levels.

Net interest expense for the six months and quarter ended June 30, 1997 increased $98,000 and $60,000, respectively, as compared to the same periods in 1996. These increases are due primarily to higher average outstanding balances on borrowings from affiliates.

Other income for the six months and quarter ended June 30, 1997 increased $53,000 and $35,000, respectively, as compared to the same periods in 1996. These increases are due primarily to nonrecurring proceeds of $75,000 received in the second quarter of 1997 related to a distribution agreement and from $14,000 of first quarter 1997 nonrecurring proceeds related to an insurance recovery, partially offset by $42,000 of second quarter 1996 development work income.

Income from operations before taxes decreased $1,942,000 and $370,000 for the six months and quarter ended June 30, 1997, respectively, as compared to the same periods in 1996 due primarily to the factors discussed above. The Company reported a $175,000 tax provision on a $1,049,000 loss from operations for the six months ended June 30, 1997 as compared to a $306,000 tax provision on income from operations of $893,000 for the same period in 1996. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. At June 30, 1997, the Company recorded a $517,000 net valuation allowance relating to federal tax loss and tax credit carryforwards, with such valuation allowance directly increasing the income tax provision. This net valuation allowance consists of a $910,000 decrease in tax loss and tax credit carryforwards, partially offset by a $393,000 decrease in a payable to Health-Chem which is only payable as certain net operating loss and tax credit carryforwards are used (See Note 2).

Preferred dividends of $315,000 and $149,000 for the six months and quarter ended June 30, 1997, respectively, reflect dividends associated with the Company's Redeemable Preferred Stock, $10.00 par value. On March 31, 1997, the Company, as required, redeemed 100,000 shares of the then-outstanding 950,000 shares of its redeemable preferred stock. Annual dividend payments required are $.70 per share.

The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 11


Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's consolidated financial statements:
                                             June 30,         December 31,
                                               1997              1996

Working capital (current assets less
 current liabilities, in thousands)           $ <489>             $ <309>

Current ratio (current assets/current
 liabilities)                                    0.7                 0.9

Quick ratio (cash and receivables/
 current liabilities)                            0.5                 0.5


Working capital decreased $180,000 from December 31, 1996 to June 30, 1997 due to a $980,000 decrease in current assets, partially offset by an $800,000 decrease in current liabilities. Cash, accounts receivable, inventory, deferred taxes and other current assets decreased $4,000, $489,000, $423,000, $61,000 and $3,000, respectively. The decrease in accounts receivable resulted from a decrease in sales in the second quarter of 1997 as compared to the fourth quarter of 1996. The decrease in inventory reflects reduced domestic distributor sales and the timing of raw material purchases. The decrease in current liabilities is due to decreases in accounts payable and dividends payable of $814,000 and $17,000, respectively, partially offset by an increase in accrued expenses of $31,000.

Cash used for operations for the six months ended June 30, 1997 was $633,000.

The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

The Company has financed its capital requirements primarily from cash flow generated from operations and borrowings from its affiliates.

Capital expenditures in 1997 for property, plant and equipment are projected to be approximately $250,000. These capital expenditures will primarily consist of equipment needed to assemble and package the Company's second generation nitroglycerin products.

At December 31, 1996, Health-Chem and its affiliates, including the Company, were borrowers under the terms of a $6,000,000 line of credit with The First National Bank of Maryland. At December 31, 1996, Pacific Combining Corporation ("Pacific"), a subsidiary of Health-Chem, was a borrower under the terms of a $1,750,000 term loan with The First National Bank of Maryland. Borrowings under the line of credit and term loan were collateralized by a pledge of substantially all of the assets of Health-Chem, Pacific, the Company, and Health-Chem's other operating subsidiaries with the exception of real estate. In January 1997, Health-Chem, Pacific, the Company and Health-Chem's other operating subsidiaries replaced both the $6,000,000 line of credit and $1,750,000 term loan from The First National Bank of Maryland with senior secured financing of up to $15,000,000 from IBJ Schroder Bank & Trust Company ("IBJ Schroder"). The new credit facility is comprised of up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. The line of credit's borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory on a consolidated Health-Chem basis. Advances on the term loan are limited to $4,000,000 until such time as the Key Pharmaceuticals, Inc. litigation is resolved in such a way as to be immaterial on the future operations of Health-Chem. Borrowings under the facility are collaterlizaed by a pledge of substantially all of the assets of Health-Chem,

                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 12


the Company and Health-Chem's other operating subsidiaries. The facility, which expires on January 9, 2002, is subject to various financial covenants. As of June 30, 1997, Health-Chem and its affiliates were in compliance with the covenants, except for the minimum level of earnings before taxes, depreciation and amortization covenant. IBJ Schroder has granted the Company a waiver for this covenant. The Company is currently in negotiations with IBJ Schroder to amend the facility and anticipates a successful completion of these negotiations prior to the end of September 1997.

The Company is required to make semi-annual interest payments each March and September on its $7,000,000, 9% Subordinated Promissory Note, with the principal amount of $7,000,000 payable on March 31, 1999. In March 1997, the Company made the required semi-annual interest payment.

The Company is required to make semi-annual preferred dividend payments out of funds legally available therefor each March and September at the annual rate of $.70 per share on the then-outstanding shares of its redeemable preferred stock, $10.00 par value. In March 1997, the Company, as required, made the semi-annual dividend payment and redeemed, for $1,000,000, 100,000 shares. Additional required redemption payments are $1,000,000 annually in 1998 through 2004 and $1,500,000 in 2005.

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem or, for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company reimbursed Health-Chem approximately $238,000 and $570,000 for the six months ended June 30, 1997 and 1996, respectively. The Agreement has an initial term expiring on December 31, 1997 and will automatically renew for successive one-year terms. The Company will be required to provide 30 days' notice prior to cancellation of the Agreement.

Pursuant to a tax sharing agreement between the Company and Health-Chem, the Company is required to pay Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income. At June 30, 1997, the maximum amount of such payments which may be made in the future was $393,000.

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

The Company anticipates that legally available funds will not be available to make the September 1997 preferred dividend payment. In the event dividends payable on the preferred stock shall be in default in an amount equal to two full semi-annual dividend payments, Herculite Products, Inc., a wholly-owned subsidiary of Health-Chem and the holder of all of the outstanding shares of the preferred stock, shall be entitled to elect the smallest number of Directors necessary to constitute a majority of the Company's Board of Directors until such time as the default is cured.

                                                                   Part II
                                                                    Item 1
                                                                   Page 13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments in any pending legal proceedings in the quarter ended June 30, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 12, 1997. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

   Nominee                         In Favor              Withheld

Thomas J. Atkins                   39,772,066            65,885
Joyce F. Brown                     39,771,866            66,085
Michael J. Campbell                39,772,066            65,885
David N. Dinkins                   39,770,966            66,985
Ester R. Fuchs                     39,771,966            65,985
Donald E. Kauffman, Jr.            39,772,066            65,885
Murray Lieber                      39,772,066            65,885
Marvin M. Speiser                  39,768,018            69,933
Robert D. Speiser                  39,768,018            69,933

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       None.

(b) During the quarter ended June 30, 1997, the Company did not file any reports on Form 8-K.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSDERM LABORATORIES CORPORATION

August 14, 1997                /s/  Robert D. Speiser
                               By:  Robert D. Speiser
                                    President
                                    (Principal Executive Officer)

                               /s/  Ronald J. Burghauser
                               By:  Ronald J. Burghauser
                                    Controller
                                    (Principal Financial Officer)
                                    (Principal Accounting Officer)
