Form 10-K
period 1997-12-31
TRANSDERM LABORATORIES CORP
filed 1998-03-26
CIK 948704

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

For the fiscal year ended December 31, 1997     Commission File Number 0-27642

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

As of February 28, 1998, 40,000,000 shares of the registrant's Common Stock were outstanding. The aggregate market value of the Common Stock (based on the last reported sale price on such date) held by non-affiliates was approximately $182,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

The information responsive to Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1998.

The Exhibit Index appears on page 34.

FORM 10-K                                                             PART I
_____________________________________________________________________________


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


PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

  Nitroglycerin Transdermal Systems

    Since 1986, the Company has manufactured a transdermal nitroglycerin patch which is used for transdermal relief of vascular and cardiovascular symptoms related to angina pectoris. This patch was the first such product introduced in the United States for the generic market. Since that time, the Company has sold over 235 million of these patches. The Company sells this product to Warner Chilcott Laboratories and Watson Laboratories, Inc. for distribution in the United States and to Almirall Prodesfarma S.A. for distribution in Spain.


          Angina pectoris is a condition caused by a lack of oxygen to the heart. Historically, nitroglycerin tablets were placed under the tongue after an attack had begun. A tablet releases the drug, which diffuses through membranes beneath the tongue and into the bloodstream. It then dilates the blood vessels, increasing the flow of oxygenated blood to the heart, and ending the attack within a few minutes. Due to the body's rapid metabolism and clearance of the drug, however, tablets are not a practical preventative for angina attacks. Nitroglycerin ointments, which deliver continuous levels of nitroglycerin in the blood, are greasy and difficult to dose accurately. Transdermal nitroglycerin patches, which provide continuous therapeutic levels of nitroglycerin in the blood and thereby help prevent angina attacks, became commercially available in 1982 and are currently being marketed by several companies.

    The Company is currently awaiting United States Food and Drug Administration ("FDA") approval of applications to market the Company's improved transdermal nitroglycerin products which are thinner, smaller, more flexible and more comfortable than the Company's current patches and which are expected to improve patient acceptance. The FDA has established Novartis' Transderm-Nitro(R) and Schering-Plough's Nitro-Dur(R) patches as suitable reference standard products for bioequivalence comparisons and has given both full New Drug Application ("NDA") approval. On this basis, the FDA can issue approval of Abbreviated New Drug Applications ("ANDAs") and therapeutic equivalence ratings for generically substitutable nitroglycerin patches. The Company has conducted bioequivalence studies in support of its submissions and is awaiting FDA approval of ANDAs referencing these products. The Company has been involved in litigation with the Schering-Plough subsidiary which owns the patent relating to the Nitro-Dur(R) patches over Hercon's submission of certain of its ANDAs to the FDA. The Company has filed an appeal to the United States Court of Appeals for the Federal Circuit of an adverse ruling and an injunction issued by the lower court in this matter. See "Item 3. Legal Proceedings".

  Products for Hormone Replacement Therapy

    The Company is developing several different transdermal products for the hormone replacement market. Estrogen replacement therapy is the most frequently prescribed therapy for prevention of menopausal symptoms and osteoporosis. The current market for estrogen in the United States is dominated by oral products. Transdermal delivery of estrogen avoids many of the problems inherent in oral dosing. The Company believes that transdermal products will capture a significant portion of the hormone replacement market.

  Other Products

    The Company is also developing transdermal, topical and/or transmucosal systems for the delivery of drugs including anesthetics and cardiovascular agents. A number of other feasibility studies are currently being conducted. Several products under evaluation are being targeted to compete in the non-prescription or over-the-counter and cosmetics markets.

    For those additional products where FDA approval is necessary, there can be no assurance that FDA filings for such products will be effected nor that FDA approval will be obtained.

    To date, the Company has pursued the development of delivery systems primarily using its own resources. The Company may, in the future, seek collaborative partners to assist in funding the development of certain of the Company's products currently under development after completion of Phase I clinical trials with respect to a particular product. The Company's ability to develop and commercialize products in the future may depend in part on its ability to enter into collaborative arrangements with pharmaceutical companies. There can be no assurance that the Company will be able to develop products successfully or that the Company will be successful in the manufacturing or commercialization of such products. In addition, no assurances can be given that the Company will enter into collaborative arrangements or that such collaborative arrangements will be successful.

RESEARCH AND DEVELOPMENT

The Company's pharmaceutical research and development laboratory facilities are maintained in its York, Pennsylvania facilities. At February 28, 1998, the Company employed five full time employees with varying technical backgrounds, including pharmaceutics and pharmaceutical sciences, to conduct its research and development efforts in this area. Independent laboratories are often engaged for clinical testing. See the Consolidated Statements of Operations included below under "Item 8. Financial Statements" for the amount of research and development costs incurred during 1997, 1996 and 1995.


MANUFACTURING; SUPPLY

The Company manufactures its transdermal drug delivery systems at a fully-equipped, state-of-the-art facility in York, Pennsylvania. The Company's patches are manufactured in accordance with Good Manufacturing Practices ("GMP") prescribed by the FDA.

The manufacture of advanced transdermal drug delivery systems requires specialized skills in several areas, as well as specialized manufacturing equipment. The Company's process development and design engineers work closely with the research and development department starting early in the product design stage, resulting in efficiencies in the manufacturing development process. All scale up work, commencing with initial product development trials, is conducted on full-size, completely functional manufacturing equipment, reducing delays in the development and approval process and smoothing the transition to commercial production. Some of this equipment is manufactured in-house; the balance is fabricated by outside manufacturers to the Company's specifications. The Company believes that this equipment provides a decided advantage in the manufacture of the complex multilayer systems necessary for successful transdermal drug delivery. The Company currently has assembly packaging equipment in place having a single shift capacity of over 35 million patches annually. Additional equipment has been qualified to increase this capacity to over 70 million patches and support the market introduction of the Company's next generation of nitroglycerin patches. Further product growth may require the Company to expand its equipment base; however, the Company believes that its current approximately 61,000 square foot plant will be sufficient for product expansion for the foreseeable future.

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


PATENTS AND PROPRIETARY RIGHTS

The Company believes that protection of its patents, proprietary products, technologies, processes and know-how is important to its business. The Company currently holds eight issued and allowed United States patents. Corresponding patents or applications have been issued or filed in Canada, certain European countries and Japan. There can be no assurance that the Company's patents or those of its competitors would be held valid by a court of competent jurisdiction. Any litigation or proceedings with respect to patents or proprietary rights could result in substantial costs to the Company. Except for the litigation matter with Key Pharmaceuticals, Inc. described below under "Item 3. Legal Proceedings", the Company currently is not aware of any claims of infringement against its products or technologies.

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

If a product containing the pharmaceutically-active ingredient has previously been approved by the FDA, a firm seeking approval for another formulation of that drug may in some circumstances be able to submit an ANDA. Under the ANDA procedure, the FDA waives the requirement of submitting complete reports of preclinical and clinical studies showing safety and efficacy, and instead requires bioavailability data demonstrating that the applicant's drug formulation is bioequivalent to the previously-approved drug. A drug is deemed bioequivalent to another if it is not significantly different in the rate and extent of absorption of the drug's active ingredient and its availability at the site of drug action. These parameters are typically measured by taking blood samples periodically after administration of a drug, and analyzing those samples to determine the amount of drug and/or its metabolites that are present.

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


CUSTOMERS;  GOVERNMENT CONTRACTS

Currently, the Company sells its transdermal nitroglycerin patches to two customers for distribution in the United States and to one customer for distribution in Spain.

See Note 1a of the Notes to Consolidated Financial Statements included below under "Item 8. Financial Statements" for (i) the percentage of sales to each major customer who was responsible for 10% or more of total revenues during 1997, 1996 and 1995 and (ii) foreign sales during the same three years.

The Company does not currently sell its transdermal nitroglycerin patches under government contracts.

EMPLOYEES

As of February 28, 1998, the Company employed forty-seven full time employees. Of these, five were engaged in research and development, thirty in process development and manufacturing and twelve in other disciplines. Seventeen employees at the York facility are covered by a collective bargaining agreement with a local of the R.W.D.S.U. (an AFL-CIO unit) for a three year period ending December 10, 1998, subject to annual renewal thereafter. The Company believes its relations with employees are good.


ITEM 2.  PROPERTIES

The Company owns an approximately 61,000 square foot building in York, Pennsylvania which is used for manufacturing, quality control, research and development, warehousing and office space. The Company's manufacturing facility complies with GMP standards and is operating under a license from the DEA and pursuant to registration with the Pennsylvania Department of Health.


ITEM 3.  LEGAL PROCEEDINGS

In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon's submission to the FDA of three ANDAs relating to some of Hercon's transdermal nitroglycerin products, for which the Company is awaiting FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. Hercon denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon had not infringed and did not infringe any claim of the patent. Hercon counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. A two-week, non-jury trial was completed on October 10, 1996. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon's claim that Key's patent is invalid and unenforceable. On October 29, 1997, Hercon filed an appeal against the Delaware District Court's judgment to the United States District Court for the Federal Circuit in Washington, DC. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. Hercon has appealed to the United States Court of Appeals for the Federal Circuit in Washington, D.C. from both the September 30, 1997 judgment and the December 17, 1997 injunction. The appeals were consolidated on January 23, 1998 and are now in the briefing stage. Management believes that Hercon has strong grounds for appeal.

In October 1995, Gershon Yormack, a stockholder of the Company's parent, Health-Chem Corporation ("Health-Chem"), initiated an action against Health-Chem, its directors and the Company in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Common Stock of the Company granted to each of Marvin M. Speiser, Health-Chem's Chairman of the Board and President, and Robert D. Speiser, the Company's President and Health-Chem's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 Health-Chem caused the Company to issue an option to purchase shares of the Company's Common Stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser. The plaintiff alleges that this exercise price, which is the same per share price as the subscription price for Common Stock of the Company offered by Health-Chem to its stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995), was substantially less than the fair market value of such Company Common Stock. In June 1997, the defendants filed an answer denying all material allegations and seeking dismissal of the complaint. Management believes that the claims are without merit and is defending the action vigorously. The action is in the discovery stage.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.




FORM 10-K                                                            PART II




ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock is traded on the NASDAQ OTC Bulletin Board under the symbol TLCC.

The high and low sales prices for the Company's Common Stock, as reported by NASDAQ, have been as follows during the past two years:


                              1997                   1996

      QUARTER             High    Low           High     Low
      1st                 0.625  0.125          1.00    0.125
      2nd                 0.25   0.125          0.28    0.125
      3rd                 0.50   0.156          0.50    0.25
      4th                 0.25   0.125          0.375   0.125


There were approximately 158 holders of record of the Company's Common Stock as of February 28, 1998.

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

                                           Year Ended December 31,
                                  1997     1996     1995     1994     1993
                                   (In thousands, except per share amounts)

Net sales                      $ 5,299  $12,146  $12,495  $12,104  $13,503

<Loss> income from
  continuing operations(1)     $<2,222> $    84  $ 1,416  $ 1,129  $ 4,076

Net <loss> income (1)           <2,222>      84    1,416    1,129    4,076

Preferred dividends                612      674      233       --       --

Net <loss> income applicable
  to common stockholders       $<2,834> $  <590> $ 1,183  $ 1,129  $ 4,076

Net <loss> income per common
  share (basic and diluted)    $ <0.07> $ <0.01> $  0.03

Common shares outstanding       40,000   40,000   40,000

Dividends per share                  0        0        0        0        0

Total assets                   $ 6,187  $ 7,863  $ 9,319  $ 9,130  $ 9,419

Long-term debt, less
  current portion              $ 9,108  $ 7,000  $ 7,200  $ 7,692  $ 8,877

Redeemable preferred stock     $ 8,500  $ 9,500  $10,000



(1) 1993 income from continuing operations and net income include the recognition of a tax benefit of $2,400,000 related to net operating loss and tax credit carryforwards.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks and uncertainties, including those referred to herein and in the Company's Reports on Form 10-Q, which could cause actual results to differ materially from the forward-looking statements.

Year ended December 31, 1997 versus December 31, 1996

Net sales decreased by $6,800,000 to $5,300,000 in 1997 as compared to $12,100,000 in 1996. The decrease in net sales consists of a $6,700,000 decrease in volume and $100,000 in lower selling prices. The net sales decrease is due primarily to the absence of sales to a former domestic distributor who had accounted for approximately 38% of the Company's sales for the year ended December 31, 1996. The most recent sales to this distributor were during the fourth quarter of 1996. In August 1996, this former distributor obtained approval from the FDA for the manufacture and sale of its own nitroglycerin patches and now competes with the Company's nitroglycerin patches. Sales to both of the Company's current domestic distributors of nitroglycerin patches also decreased during 1997 as compared to 1996. During the first half of 1997, in anticipation of increased market pressures and delays in approvals from the FDA for the sale of new nitroglycerin patches, Hercon undertook an organizational restructuring which is expected to reduce annual payroll-related expenses by approximately $1,100,000. While the Company hopes to receive approvals for its new nitroglycerin patches in 1998, no assurances can be made that any new nitroglycerin patches will be approved by the FDA. Moreover, the Company's ability to exploit its new nitroglycerin products may be limited in the absence of a favorable resolution to its litigation with Key (the "Key Litigation") (See Note 5 of the Notes to Consolidated Financial Statements and discussion below).

Gross profit decreased by $4,700,000 to $2,300,000 or 44.1% of net sales in 1997 from $7,000,000 or 57.9% of net sales in 1996. Gross profit decreased primarily due to decreased domestic sales volumes of transdermal nitroglycerin patches. Lower margins reflect increased domestic sales volumes of lower margin products, as well as the allocation of fixed costs over decreased revenue. Plant overhead decreased $630,000, including a $450,000 decrease for payroll-related expenses, for the year ended December 31, 1997 as compared to the same period in 1996 reflecting, in part, the organizational restructuring.

Selling, general and administrative expenses, excluding legal expenses, were approximately $1,400,000 in 1997 as compared to $2,200,000 in 1996. The $800,000 decrease is due primarily to a lower allocation of expenses from affiliates, amounting to approximately $480,000, from lower payroll-related expenses of approximately $110,000 and from lower consulting costs of approximately $100,000. Pursuant to a Corporate Services Agreement between the Company and Health-Chem, selling, general and administrative expenses incurred by Health-Chem which cannot be directly attributed to a specific subsidiary are allocated to the Company based upon its net sales as a percentage of Health-Chem's consolidated net sales. The Company's allocation of Health-Chem's total expenses in 1997 was lower than 1996 due to Health-Chem's total expenses being lower and to the Company's share of these expenses dropping from 26% in 1996 to 14% in 1997. The decrease in payroll-related expenses reflects, in part, the organizational restructuring. The decrease in consulting costs is due primarily to lower outside consulting service expenses related to the Company's applications with the FDA to market improved transdermal nitroglycerin products.

Legal expenses decreased $1,800,000 for the year ended December 31, 1997 as compared to the same period in 1996. The decreased legal expenses are due primarily to reduced activity associated with the Key Litigation.

Research and development expenses decreased $200,000, or 6.8%, for the year ended December 31, 1997 as compared to the same period in 1996. Payroll-related expenses decreased $480,000, reflecting the organizational restructuring changes. The decrease is partially offset by higher outside testing expenses. The Company expects total research and development expenses related to pharmaceutical products in 1998 to be lower than 1997 levels.

Net interest expense increased $310,000, or 68.4%, for the year ended December 31, 1997 as compared to the same period in 1996 due primarily to $230,000 in additional interest related to higher average outstanding balances on borrowings from affiliates and to an $85,000 reduction in capitalized interest related to new equipment under construction.

Provision for income taxes was $35,000 in 1997 as compared to a benefit of $4,000 in 1996. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. At December 31, 1997, the Company recorded a $1,082,000 net valuation allowance relating to tax loss and tax credit carryforwards, with such valuation allowance directly increasing the income tax provision. This net valuation allowance consists of a $1,307,000 decrease in tax loss and tax credit carryforwards, partially offset by a $225,000 decrease in a payable to Health-Chem which is only payable as certain net operating loss and tax credit carryforwards are used. During 1996, the Company reversed a portion of the valuation allowance amounting to $25,000, with such reversal directly reducing the income tax provision. See Note 6 of the Notes to Consolidated Financial Statements.

Year ended December 31, 1996 versus December 31, 1995

Net sales decreased by 2.8% to $12,100,000 in 1996 as compared to $12,500,000 in 1995. The decrease in net sales consisted of an $800,000 decrease in volume, partially offset by $400,000 in higher selling prices. The net sales decrease was due to lower sales to a former domestic distributor of the Company. This former distributor accounted for approximately 38% and 51% of the Company's sales for the years ended December 31, 1996 and 1995, respectively. Sales to both of the Company's other domestic distributors of nitroglycerin patches increased during 1996 as compared to 1995.

Gross profit decreased by 5.6% to $7,000,000 or 57.9% of net sales in 1996 from $7,400,000 or 59.6% of net sales in 1995. Gross profit decreased primarily due to decreased domestic sales volumes of transdermal nitroglycerin patches. Lower margins reflect increased domestic sales volumes of lower margin products, as well as increased operating costs.

Selling, general and administrative expenses, excluding legal expenses, were approximately $2,200,000 in 1996 as compared to $1,800,000 in 1995. The $400,000 increase was due primarily to a higher allocation of expenses from affiliates, amounting to approximately $170,000, and from higher consulting costs of approximately $160,000. The Company's allocation of Health-Chem's total expenses in 1996 was higher than 1995 due to Health-Chem's total expenses being higher, partially offset by the Company's share of these expenses dropping from 27% in 1995 to 26% in 1996. The increase in consulting costs was due primarily to outside consulting service expenses related to the Company's applications with the FDA to market improved transdermal nitroglycerin products.

Legal expenses increased $1,800,000 for the year ended December 31, 1996 as compared to the same period in 1995. In August 1995, Key Pharmaceuticals, Inc. commenced an action against Hercon relating to some of Hercon's improved transdermal nitroglycerin products. The increased legal expenses were primarily due to the costs related to the defense of this action, including preparing for and conducting a two-week trial, which was completed on October 10, 1996.

Research and development expenses decreased $400,000, or 15.4%, for the year ended December 31, 1996 as compared to the same period in 1995. The decrease was due primarily to lower outside testing and clinical materials expenses.

Net interest expense decreased $90,000, or 16.8%, for the year ended December 31, 1996 as compared to the same period in 1995 due primarily to capitalized interest related to new equipment under construction of $85,000 and to a $30,000 reduction in interest associated with a note payable to Circa Pharmaceuticals, Inc. which was paid in full in June 1996. This was partially offset by $25,000 in additional interest related to higher average outstanding balances on borrowings from affiliates.

Provision for income taxes was a $4,000 benefit in 1996 as compared to a provision of $800,000 in 1995. During 1996, the Company reversed a portion of the valuation allowance amounting to $25,000, with such reversal directly reducing the income tax provision.


Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's consolidated financial statements:
                                                             December 31,
                                                            1997     1996

            Working capital deficit (in thousands)       $<1,019>  $ <309>
              (Current assets less current liabilities)
            Current ratio                                    0.6      0.9
              (Current assets/current liabilities)
            Quick ratio                                      0.3      0.5
              (Cash and receivables/current liabilities)

Working capital deficit increased $710,000 from December 31, 1996 to December 31, 1997 due to a $607,000 decrease in current assets and a $103,000 increase in current liabilities. Cash, accounts receivable, inventory, deferred taxes and other current assets decreased $3,000, $481,000, $21,000, $99,000 and $3,000, respectively. The decrease in accounts receivable resulted from a decrease in sales in the fourth quarter of 1997 as compared to the fourth quarter of 1996 and also reflects the timing of domestic distributor payments. The decrease in inventory reflects reduced domestic distributor sales and the timing of raw material purchases. The increase in current liabilities is due to increases in dividends payable and accrued expenses of $280,000 and $100,000, respectively, partially offset by decreases in accounts payable and state taxes payable of $274,000 and $3,000, respectively.

Cash <used for> provided by operations for the years ended December 31, 1997, 1996 and 1995 was $<1,200,000>, $700,000 and $3,300,000, respectively.

The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

The Company has financed its capital requirements primarily from cash flow generated from operations and borrowings from its affiliates.

Capital expenditures for property, plant and equipment were $128,000 in 1997, $357,000 in 1996 and $658,000 in 1995. The majority of the expenditures in 1997 related to research and development equipment and equipment needed to assemble and package the Company's second generation nitroglycerin products. Capital expenditures in 1998 for property, plant and equipment are projected to be approximately $200,000. The majority of these capital expenditures will consist of equipment needed to assemble and package the Company's second generation nitroglycerin products.

Health-Chem is a borrower along with its affiliates, including the Company, under the terms of a secured financing agreement with IBJ Schroder Business Credit Corporation (as successor in interest to IBJ Schroder Bank & Trust Company) (the "Bank"). The Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") which was entered into effective January 9, 1997, was comprised of up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. The line of credit's borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory on a consolidated Health-Chem basis. Term loan advances were limited to $4,000,000 until the resolution of the Key Pharmaceuticals, Inc. litigation in such a way as to be immaterial on the future operations of Health-Chem. Borrowings under the Loan Agreement are collateralized by a pledge of substantially all of the assets of Health-Chem, the Company and Health-Chem's other operating subsidiaries. The Loan Agreement, which expires on January 9, 2002, was subject to various financial covenants. On January 21, 1998, Health-Chem entered into a First Amendment (the "Amendment") to the Loan Agreement with the Bank. The Amendment, among other things, amends the terms for drawing upon the term loan and amends certain financial covenants effective with the December 31, 1997 covenants. At December 31, 1997, Health-Chem and its affiliates were in compliance with the covenants, as amended. Pursuant to the Amendment, the maximum term loans amount was reduced from $7,000,000 to $3,998,000, providing a revised aggregate of up to $11,998,000 in senior secured financing. The revolving credit line interest rate was increased to the Bank's prime rate plus .50% and the term loans interest rate was increased to the Bank's prime rate plus .875%. These rates will each be subject to a .25% decrease upon the Bank's satisfactory review of Health-Chem's financial statements for the year ended December 31, 1998.

The Company is required to make semi-annual interest payments each March and September on its $7,000,000, 9% Subordinated Promissory Note, with the principal amount of $7,000,000 payable on March 31, 1999. The Company made the required 1997 semi-annual interest payments in March and September.

The Company is required to make semi-annual preferred dividend payments out of funds legally available therefor each March and September at the annual rate of $.70 per share on the then-outstanding shares of its redeemable preferred stock, $10.00 par value. In March 1997, the Company, as required, made the semi-annual dividend payment and redeemed, for $1,000,000, 100,000 shares. Additional required redemption payments are $1,000,000 annually in 1998 through 2004 and $1,500,000 in 2005. Legally available funds were not available to make the September 1997 preferred dividend payment and are not anticipated to be available to make either the preferred dividend payment or the required redemption payment in March 1998. The terms of the preferred stock provide that if either dividends payable on the preferred stock shall be in default in an amount equal to two full semi-annual dividend payments or a mandatory redemption payment is not made, the holder of all of the outstanding shares of the preferred stock shall be entitled to elect the smallest number of Directors necessary to constitute a majority of the Company's Board of Directors until such time as the default is cured. Health-Chem has agreed to waive this right in respect of the 1998 Annual Meeting of Stockholders since as a practical matter, it already possessed such power.

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem or, for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company reimbursed Health-Chem approximately $521,000, $998,000 and $827,000 in 1997, 1996, and 1995, respectively. The agreement had an initial term that expired on December 31, 1997 and automatically renewed for a one-year term. The agreement will continue to automatically renew for successive one-year terms unless notice of non-renewal is given by either party.

Pursuant to a tax sharing agreement between the Company and Health-Chem, the Company is required to pay Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income. At December 31, 1997, the maximum amount of such payments which may be made in the future was $225,000.

The semi-annual interest payment on the subordinated promissory note is $315,000 and the semi-annual dividend on the preferred stock currently outstanding is $297,500. In addition to the cumulative dividends and interest payments, the Company is obligated to redeem the preferred stock and repay the promissory note as described above. Internally generated funds are not currently sufficient to provide the Company with cash to meet all of these retirement and redemption obligations and thus the Company will need to either continue to obtain waivers of some of these payment obligations or raise additional capital from third parties.


Inflation

The Company believes that inflation has not had a material effect upon its results of operations and liquidity and capital resources.


Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including data processing functions. Based on a recent assessment, Health-Chem determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Health-Chem presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be resolved. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

Health-Chem will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. Health-Chem plans to complete the Year 2000 project no later than June 30, 1999. Health Chem's total cost of the Year 2000 project is estimated at $100,000. Pursuant to the Corporate Services Agreement, the Company reimburses Health-Chem for data processing services based upon an allocation method of the Company's net sales as a percentage of Health-Chem's consolidated net sales. The Company's share of these expenses were 14%, 26% and 27% in 1997, 1996 and 1995, respectively. The Company's portion of Health-Chem's Year 2000 project costs will be expensed as incurred over the next two years and is not expected to have a material effect on the Company's results of operations. To date, no external costs related to the assessment of, and preliminary efforts in connection with, the Year 2000 project and the development of a remediation plan have been incurred.

The costs of the project and the date on which Health-Chem plans to complete the Year 2000 modifications are based on Health-Chem management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Implementation of New Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company does not expect the implementation of SFAS 130 to have a material impact on the consolidated financial statements of the Company.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company does not expect the implementation of SFAS 131 to have a material impact on the consolidated financial statements of the Company.


ITEM 8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

                                                                PAGE

Report of Independent Accountants                                 17

Consolidated Balance Sheets - December 31, 1997 and 1996          18

Consolidated Statements of Operations
  Years Ended December 31, 1997, 1996 and 1995                    19

Consolidated Cash Flow Statements
  Years Ended December 31, 1997, 1996 and 1995                    20

Consolidated Statements of Stockholders' Equity (Deficiency)
  Years Ended December 31, 1997, 1996 and 1995                    21

Notes to Consolidated Financial Statements                     22-32

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
  of Transderm Laboratories Corporation:


We have audited the accompanying consolidated financial statements of Transderm Laboratories Corporation and Subsidiary as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transderm Laboratories Corporation and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

One South Market Square
Harrisburg, Pennsylvania
March 25, 1998

                     TRANSDERM LABORATORIES CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                        ASSETS                             December 31,
                                                            1997      1996
CURRENT ASSETS
   Cash (Note 1f)                                       $     18  $     21
   Accounts receivable, net of allowances of $100
    and $0 (Note 1a)                                         751     1,232
   Inventories  (Notes 1b and 2)                             759       780
   Deferred income taxes - current (Note 6)                    0        99
   Other current assets                                        0         3
     Total Current Assets                                  1,528     2,135

PROPERTY, PLANT AND EQUIPMENT (Note 1c)
   Land                                                      120       120
   Building                                                2,734     2,734
   Equipment                                               7,855     6,729
   Construction-in-progress                                   54     1,158
     Total Property, Plant and Equipment                  10,763    10,741
   Less accumulated depreciation and amortization          6,105     5,527
     Net Property, Plant and Equipment                     4,658     5,214

NON-CURRENT ASSETS
   Deferred income taxes (Note 6)                              0       907
   Payable to Health-Chem as net operating loss and
     tax credit carryforwards are used (Note 1a)               0      <393>
   Other non-current assets                                    1         0
     Total Non-Current Assets                                  1       514

TOTAL ASSETS                                            $  6,187  $  7,863


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                     $    639  $    913
   Accrued expenses and other current
     liabilities (Note 3)                                    462       362
   Current portion of redeemable preferred stock
     (Notes 1a and 7)                                      1,000     1,000
   Preferred dividends payable                               446       166
   Income taxes payable (Note 6)                               0         3
     Total Current Liabilities                             2,547     2,444

LONG-TERM LIABILITIES
   Subordinated promissory note (Notes 1a and 1f)          7,000     7,000
   Long-term payable <receivable> - Health-Chem
     (Note 1f)                                             2,087      <427>
   Other long-term debt (Note 4)                              21         0
   Deferred income taxes (Note 6)                              0       480

REDEEMABLE PREFERRED STOCK (Notes 1a and 7)                7,500     8,500

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 8)
   Common stock                                               40        40
   Retained deficit                                      <13,008>  <10,174>
     Total Stockholders' Equity (Deficiency)             <12,968>  <10,134>

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) $  6,187  $  7,863

See Notes to Consolidated Financial Statements.


                     TRANSDERM LABORATORIES CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)


                                                 Year Ended December 31,
                                                 1997       1996       1995
REVENUE:
  Net sales (Note 1a)                         $ 5,299    $12,146    $12,495
  Cost of goods sold                            2,960      5,116      5,050
  Gross profit                                  2,339      7,030      7,445

OPERATING EXPENSES:
  Selling, general and administrative
    expense (Note 1g)                           1,413      2,183      1,838
  Legal expense                                   304      2,088        271
  Research and development expense (Note 1d)    2,112      2,265      2,678
  Net interest expense (Note 9)                   768        456        548
    Total operating expenses                    4,597      6,992      5,335

<LOSS> INCOME FROM OPERATIONS:                 <2,258>        38      2,110
  Other income - net                               71         42        133

<LOSS> INCOME FROM OPERATIONS BEFORE TAXES:    <2,187>        80      2,243
  Income tax provision <benefit> (Note 6)          35         <4>       827

NET <LOSS> INCOME                              <2,222>        84      1,416

PREFERRED DIVIDENDS (Note 7)                      612        674        233

NET <LOSS> INCOME APPLICABLE TO COMMON
 STOCKHOLDERS                                 $<2,834>   $  <590>   $ 1,183


Earnings per Common Share (basic & diluted)
  (Note 1h):

NET <LOSS> INCOME PER COMMON SHARE            $ <0.07>   $ <0.01>   $  0.03

Average number of common shares
  outstanding (Note 1h)
   Basic                                       40,000     40,000     40,000
   Diluted                                     40,000     40,000     40,750



See Notes to Consolidated Financial Statements.

                    TRANSDERM LABORATORIES CORPORATION

                      CONSOLIDATED CASH FLOW STATEMENTS
                              (In thousands)
                                                    Year Ended December 31,
                                                     1997     1996     1995
Cash was <Used for> Provided by:

OPERATIONS:
 Net <loss> income                                $<2,222> $    84  $ 1,416
 Adjustments to reconcile net <loss> income to
  net cash <used for> provided by operations:
   Depreciation and amortization                      598      672      703
   Deferred income taxes                              133       <2>     652
   Loss on disposal of property, plant and
    equipment, net                                     10        0        0
 Changes in:
   Accounts receivable                                481     <582>     540
   Inventories                                         21      154      161
   Other current assets                                 3       <3>       0
   Other non-current assets                            <1>       1        0
   Accounts payable                                  <274>     663     <163>
   Accrued expenses and other current liabilities      87     <190>      40
   Income taxes payable                                <3>     <88>     <22>
 Net cash <used for> provided by operations        <1,167>     709    3,327

INVESTING:
 Additions to property, plant and equipment          <128>    <357>    <658>
 Disposal of property, plant and equipment            121        0        0
 Net cash used for investing                           <7>    <357>    <658>

FINANCING:
 Borrowings from <payments to> affiliates, net      2,514    1,102   <2,391>
 Other long-term debt payments                        <11>    <200>    <200>
 Redemption of preferred stock                     <1,000>    <500>       0
 Preferred dividends paid                            <332>    <741>       0
 Decrease in Health-Chem equity in land and
   building                                             0        0      <73>
 Net cash provided by <used for> financing          1,171     <339>  <2,664>


Net <Decrease> Increase in Cash                        <3>      13        5
Cash at beginning of period                            21        8        3
Cash at end of period                             $    18  $    21  $     8

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                        $   772  $   604  $   590
  Income taxes                                          1      116      176

Supplemental Schedule of Noncash Investing and
Financing:
 Acquisition of fixed assets through capital lease
  obligations                                          45        0        0
 Issuance of redeemable preferred stock in exchange
  for land and building and the stock of Hercon
  Laboratories Corporation (Note 1a)                    0        0   10,000
 Issuance of 40,000,000 shares of Transderm
  Laboratories Corporation common stock, $.001 par
  value, in exchange for the previously issued
  $.01 par value common shares (Note 1a)                0        0       40
 Increase in Health-Chem payable for the right
  to use net operating loss and tax credit
  carryforwards (Note 1a)                               0        0      963
 Issuance of a 9% Subordinated Promissory Note in
  exchange for Health-Chem long-term debt (Note 1a)     0        0    7,000

See Notes to Consolidated Financial Statements.

                     TRANSDERM LABORATORIES CORPORATION
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
                               (In thousands)



                                                       Parent
                                                       Company
                                                       Equity in
                                  Common               Land and
                                  Stock     Retained   Building
                                (Note 1a)   Deficit    (Note 1a)     Total

Balance, January 1, 1995          $   100   $ <1,844>    $ 2,053   $    309

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

Increase in Health-Chem payable
 for the right to use net
 operating loss and tax credit
 carryforwards                                  <963>                  <963>

Net income available to common
 stockholders 1995                             1,183                  1,183

Balance, December 31, 1995             40     <9,584>          0     <9,544>

Net loss applicable to common
 stockholders 1996                              <590>                  <590>

Balance, December 31, 1996             40    <10,174>          0    <10,134>

Net loss applicable to common
 stockholders 1997                            <2,834>                <2,834>

Balance, December 31, 1997        $    40   $<13,008>    $     0   $<12,968>

See Notes to Consolidated Financial Statements.

                    TRANSDERM LABORATORIES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


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

The accompanying consolidated financial statements of the Company include the operations of the following:

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

                                             Year Ended December 31,
                                             1997      1996     1995
    Customer A........................         0%       38%      51%
    Customer B........................        54        31       20
    Customer C........................        45        26       23

At December 31, 1997 and 1996, accounts receivable of approximately $689,000 and $1,222,000, respectively, were from such customers. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition but does not generally require collateral.

Foreign sales, consisting of sales to a distributor in Spain, were $76,000, $558,000, and $718,000, or 1.4%, 4.6%, and 5.7% of sales in 1997, 1996 and
1995, respectively.

The Company is currently awaiting approval from the FDA for the sale of new nitroglycerin patches which are thinner, more flexible and smaller than the Company's current patches. While the Company hopes to receive approvals in 1998, no assurances can be made that any new nitroglycerin patches will be approved by the FDA or that they will achieve the same or greater success than the Company's currently marketed nitroglycerin patches. Moreover, the Company's ability to exploit its new nitroglycerin products may be limited in the absence of a favorable resolution to its litigation with Key Pharmaceuticals, Inc. The Company has filed an appeal to the United States District Court for the Federal Circuit of an adverse ruling and an injunction issued by the lower court in this matter (See Note 5).

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


e.  Income Taxes

The Company is included in the consolidated federal income tax return of its parent, Health-Chem, and is party to a Tax Sharing Agreement. Income taxes are provided by the Company on a stand-alone basis as the tax payable or refundable for the period plus or minus the change during the period in
deferred tax assets and liabilities (See Note 6).   Deferred tax assets and
liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

f.  Cash Management

The Company participates in Health-Chem's cash management practice, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance is expected to be paid out of future cash flow and is therefore considered to be long-term. Interest is charged based upon the average outstanding intercompany balance and interest rate on Health-Chem's credit facility which, since January 1997, has been with IBJ Schroder Business Credit Corporation (as successor in interest to IBJ Schroder Bank & Trust Company) (the "Bank"). The average interest rate charged was 8.44%, 8.27% and 8.83% during 1997, 1996 and 1995, respectively. On August 31, 1995, Hercon issued to Health-Chem a $7,000,000, 9% Subordinated Promissory Note in exchange for the then outstanding borrowings from affiliates. The Company is required to make semi-annual interest payments each March and September on this note, with the principal amount of $7,000,000 payable on March 31, 1999.

Health-Chem is a borrower along with its affiliates, including the Company, under the terms of a secured financing agreement with the Bank. The Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") which was entered into effective January 9, 1997, was comprised of up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. The line of credit's borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory on a consolidated Health-Chem basis. Term loan advances were limited to $4,000,000 until the resolution of the Key Pharmaceuticals, Inc. litigation in such a way as to be immaterial on the future operations of Health-Chem. Borrowings under the Loan Agreement are collateralized by a pledge of substantially all the assets of Health-Chem, the Company and Health-Chem's other operating subsidiaries. The Loan Agreement, which expires on January 9, 2002, was subject to various financial covenants. On January 21, 1998, Health-Chem entered into a First Amendment (the "Amendment") to the Loan Agreement with the Bank. The Amendment, among other things, amends the terms for drawing upon the term loan and amends certain financial covenants effective with the December 31, 1997 covenants. At December 31, 1997, Health-Chem and its affiliates were in compliance with the covenants, as amended. Pursuant to the Amendment, the maximum term loans amount was reduced from $7,000,000 to $3,998,000, providing a revised aggregate of up to $11,998,000 in senior secured financing. The revolving credit line interest rate was increased to the Bank's prime rate plus .50% and the term loans interest rate was increased to the Bank's prime rate plus
 .875%. These rates will each be subject to a .25% decrease upon the Bank's satisfactory review of Health-Chem's financial statements for the year ended December 31, 1998.

g.  Expenses Charged by Health-Chem

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem pays for certain expenses on behalf of the Company for which Health-Chem is reimbursed, including all of the costs related to the building in which the Company operates. The Company is also charged by Health-Chem for the cost of certain administrative expenses, comprised mainly of an allocation of corporate services including executive, legal, accounting, human resources, public relations, and office rent. The allocation of these costs, approximately $521,000, $998,000 and $827,000 for 1997, 1996, and 1995,
respectively, reflect Health-Chem's estimate of their cost for these services based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company estimates that these expenses, on a stand-alone basis, would not have been materially different from the costs allocated.

h.  Per Share Information

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly-held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Restatement of all prior-period earnings per share data is required upon adoption. The impact of adopting SFAS 128 on the Company's earnings per share data is not material.

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding after adjustment for any dilutive effect of the Company's stock options.

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations for the years ended December 31, 1997, 1996 and 1995 is presented below (in thousands, except per share amounts):

                            1997                    1996                    1995
                  Income  Shares  Per-    Income  Shares  Per-    Income  Shares  Per-
                  (Numer- (Denom- Share   (Numer- (Denom- Share   (Numer- (Denom- Share
                  ator)   inator) Amount  ator)   inator) Amount  ator)   inator) Amount
Net <loss> income $<2,222>                  $  84                  $1,416
Less:
 Preferred stock
  dividends           612                     674                     233

Basic Earnings
Per Common Share
 Net <loss>
 income
 applicable
 to common
 stockholders      <2,834> 40,000 $<0.07>    <590> 40,000 $<0.01>   1,183  40,000  $0.03

Effect of
Dilutive
Securities
 Options                0       0               0       0               0     750

Diluted Earnings
Per Common Share
 Net <loss>
 income applicable
 to common
 stockholders
 and assumed
 conversions      $<2,834> 40,000 $<0.07>   $<590> 40,000 $<0.01>  $1,183  40,750  $0.03


Options to purchase 11,400,000 shares of common stock were outstanding during 1997 and 1996, and options to purchase 10,000,000 shares of common stock were outstanding during 1995 (See Note 8). No options were included in the computation of diluted earnings per common share for 1997 and 1996 because the Company reported a loss from continuing operations for those years.

i.  Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets at December 31, 1997 and 1996 for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company's long-term payable <receivable> with Health-Chem approximate fair value because the underlying instrument reprices frequently. The fair value of the fixed rate Subordinated Promissory Note is estimated by discounting future cash flows using the Company's incremental borrowing rate. At December 31, 1997 and 1996, the estimated fair values approximated the carrying values. Management believes that determining a fair value for the Company's Redeemable Preferred Stock is impractical due to the closely-held nature of these securities.

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

k.  Implementation of New Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company does not expect the implementation of SFAS 130 to have a material impact on the consolidated financial statements of the Company.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company does not expect the implementation of SFAS 131 to have a material impact on the consolidated financial statements of the Company.

l.  Reclassifications

Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

2.  Inventories  (In thousands)
                                                           December 31,
                                                          1997         1996

            Raw materials                               $  526       $  659
            Finished goods and work in process             233          121
            Total inventories                           $  759       $  780

At December 31, 1997 and 1996 the inventory valuation allowance balance was $100,000 and $125,000, respectively.

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


3.  Accrued Expenses and Other Current Liabilities  (In thousands)

                                                           December 31,
                                                          1997         1996

Accrued interest                                        $  158       $  158
Deferred revenue                                           130          110
Accrued payroll and related liabilities                     35           58
Accrued bonuses                                             25           20
Accrued accounting fees                                     15           15
Accrued legal fees                                          86            1
Current portion of capitalized lease obligation             13            0
Total accrued expenses and other current liabilities    $  462       $  362

4.  Long-Term Debt

The Company's long-term debt balances are as follows (in thousands):

                                                           December 31,
                                                          1997         1996

  Subordinated promissory note (Note 1f)               $ 7,000      $ 7,000
  Long-term debt - Health-Chem (Note 1f)                 2,087            0
  Capitalized lease obligation                              21            0
  Total long-term debt                                 $ 9,108      $ 7,000


The Company leases certain equipment under an agreement which is classified as a capital lease. Future minimum payments under this lease are $18,000, $18,000 and $1,000 in 1998, 1999 and 2000, respectively.


5.  Litigation

In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon's submission to the FDA of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, for which the Company is awaiting FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration
date of Key's patent.   Hercon denied the material allegations of the
complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon had not infringed and did not infringe any claim of the patent. Hercon counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. A two-week, non-jury trial was completed on October 10, 1996. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon's claim that Key's patent is invalid and unenforceable. On October 29, 1997, Hercon filed an appeal against the Delaware District Court's judgment to the United States District Court for the Federal Circuit in Washington, DC. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. Hercon has appealed to the United States Court of Appeals for the Federal Circuit in Washington, D.C. from both the September 30, 1997 judgment and the December 17, 1997 injunction. The appeals were consolidated on January 23, 1998 and are now in the briefing stage. Management believes that Hercon has strong grounds for appeal.

In October 1995, Gershon Yormack, a stockholder of Health-Chem, initiated an action against Health-Chem, its directors and the Company in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Common Stock of the Company granted to each of Marvin M. Speiser, Health-Chem's Chairman of the Board and President, and Robert D. Speiser, the Company's President and Health-Chem's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 Health-Chem caused the Company to issue an option to purchase shares of the Company's Common Stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser. The plaintiff alleges that this exercise price, which is the same per share price as the subscription price for Common Stock of the Company offered by Health-Chem to its stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995), was substantially less than the fair market value of such Company Common Stock. In June 1997, the defendants filed an answer denying all material allegations and seeking dismissal of the complaint. Management believes that the claims are without merit and is defending the action vigorously. The action is in the discovery stage.


6.  Taxes on Income  (In thousands)

                                                    Year Ended December 31,
                                                     1997     1996     1995
Taxes on income include provision <benefit> for:
  Federal income taxes                             $  159   $   42  $   667
  State and local income taxes                       <124>     <46>     160
   Total                                           $   35   $   <4> $   827

Taxes on income are comprised of:
  Current                                          $  <98>  $   <2> $   175
  Deferred                                            133       <2>     652
   Total                                           $   35   $   <4> $   827

A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                    Year Ended December 31,
                                                     1997     1996     1995

  Tax <benefit> provision at statutory rate        $ <743>  $   27  $   763
  <Decrease> increase resulting from:
   State and local taxes, net of federal tax
    benefit                                          <120>     <23>     115
   Decrease in <recognition of> tax loss and
    tax credit carryforwards (not previously
    recognized)                                         0       16      <52>
   Provision for <reversal of> valuation
    allowance                                         898      <25>       0
   Other                                                0        1        1
  Tax provision <benefit>                          $   35   $   <4> $   827

At December 31, 1997 and 1996, the deferred tax assets and liabilities result from the following temporary differences and carryforwards:

                                                      1997     1996
Deferred tax assets:
  Net operating loss carryforwards                 $ 1,121   $  502
  Tax credit carryforwards                             421      421
  Accrued research and development costs                69        0
  Inventory reserves                                    40       51
  Capitalization of overhead costs as
   inventory in accordance with tax laws                 8       13
     Total deferred tax assets                       1,659      987

Deferred tax liabilities:
  Accelerated depreciation                            <352>    <445>
     Total deferred tax liabilities                   <352>    <445>

Net deferred tax asset before valuation allowance    1,307      542
Valuation allowance                                 <1,307>     <16>
Net deferred tax asset                             $     0   $  526


At December 31, 1997, the Company had a net operating loss carryforward and tax credit carryforwards, on a stand-alone basis, of approximately $3,059,000 and $421,000, respectively, available to offset future stand-alone income tax liabilities which expire through 2012 and 2010, respectively (See Note 1a). Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards. At December 31, 1997, the Company recorded a $1,082,000 net valuation allowance relating to tax loss and tax credit carryforwards, with such valuation allowance directly increasing the income tax provision. This net valuation allowance consists of a $1,307,000 decrease in tax loss and tax credit carryforwards, partially offset by a $225,000 decrease in a payable to Health-Chem, which is only payable as certain net operating loss and tax credit carryforwards are used. Management determined the valuation allowance was necessary as a result of delays in the anticipated approvals from the FDA for the sale of the Company's new transdermal nitroglycerin patches and the lack of a favorable resolution to the Key litigation, with such matters contributing to the operating losses of the Company.

The net deferred tax asset for the year ended December 31, 1996 of $526,000 is included in the deferred income taxes accounts in the Balance Sheet. For the year ended December 31, 1997, the valuation allowance increased by $1,291,000.


7.  Redeemable Preferred Stock

On August 31, 1995, the Company issued to Herculite 1,000,000 shares of the Company's Redeemable Preferred Stock, $10.00 par value, in exchange for the manufacturing facility in which Hercon's operations are conducted and the 985 shares of Hercon common stock owned by Herculite. The Company is required to make semi-annual preferred dividend payments out of funds legally available therefor each March and September at the annual rate of $.70 per share on the then-outstanding shares. In March 1997, the Company, as required, made the semi-annual dividend payment and redeemed, for $1,000,000, 100,000 shares. Additional required redemption payments are $1,000,000 annually in 1998 through 2004 and $1,500,000 in 2005. Legally available funds were not available to make the September 1997 preferred dividend payment and are not anticipated to be available to make either the preferred dividend payment or the required redemption payment in March 1998. The terms of the preferred stock provide that if either dividends payable on the preferred stock shall be in default in an amount equal to two full semi-annual dividend payments or a mandatory redemption payment is not made, the holder of all of the outstanding shares of the preferred stock shall be entitled to elect the smallest number of Directors necessary to constitute a majority of the Company's Board of Directors until such time as the default is cured. Health-Chem has agreed to waive this right in respect of the 1998 Annual Meeting of Stockholders since as a practical matter, it already possessed such power.

8.  Stock Options


In accordance with the terms of employment agreements between Health-Chem and each of Robert D. Speiser and Marvin M. Speiser, on November 13, 1995, the Company entered into stock option agreements with Robert D. Speiser and Marvin
M. Speiser allowing each of them to purchase 5,000,000 shares of the Company's Common Stock at $.10 per share, exercisable in full commencing November 13, 1996 and expiring ten years from the grant date. The Company has reserved 10,000,000 shares of Common Stock for issuance to Robert D. Speiser and Marvin
M. Speiser pursuant to these stock option agreements (the "Agreements").

In April 1996, the Company adopted the 1996 Performance Equity Plan (the "Plan") which was designed to attract and retain employees of the highest caliber, to provide increased incentive for officers and key employees and to continue to promote the well-being of the Company. Pursuant to the Plan, up to an aggregate of 2,000,000 shares of the Company's Common Stock are available for the granting of stock or stock related incentive awards. During 1996, the Company entered into stock option agreements with three officers and key employees allowing them to purchase up to an aggregate of 1,400,000 shares under the Plan. The Company has reserved 1,400,000 shares of Common Stock pursuant to these stock option agreements.

The Agreements and Plan are collectively referred to as "Plans".

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, the Company's net <loss> income and net <loss> income per share would have been <increased> reduced to the pro forma amounts indicated below. The Company did not award any option grants during the year ended December 31, 1997.

                                         1997         1996        1995

Net <loss> income     As reported    $<2,834,000> $  <590,000> $1,183,000
 applicable to
 common stockholders  Pro forma      $<2,864,000> $<1,301,000> $1,041,000

Basic and diluted     As reported        $<0.07>      $<0.01>     $0.03
 <loss> earnings
 per share            Pro forma          $<0.07>      $<0.03>     $0.03


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

A summary of the status of the Company's Plans as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below (in thousands, except per share amounts):


                           1997               1996               1995
                             Weighted           Weighted           Weighted
                             Average            Average            Average
                             Exercise           Exercise           Exercise
                     Shares   Price     Shares   Price     Shares   Price

Outstanding at
 beginning of year   11,400    $0.103   10,000    $0.10         0     $0

Granted                   0     0        1,400     0.125   10,000      0.10

Exercised                 0     0            0     0            0      0

Forfeited                 0     0            0     0            0      0

Outstanding at end
 of year             11,400     0.103   11,400     0.103   10,000      0.10

Options exercisable
 at year-end         10,280             10,000

Weighted-average
 fair value of
 options granted
 during the year         $0             $0.106             $0.085




The following table summarizes information about the Plans' stock options outstanding at December 31, 1997:


                   Options Outstanding                Options Exercisable

                         Weighted-
                          Average      Weighted-                  Weighted-
Range of     Number      Remaining      Average       Number       Average
Exercise   Outstanding   Contractual   Exercise     Exercisable   Exercise
 Prices    at 12/31/97      Life         Price      at 12/31/97     Price

$0.10-      11,400,000    8.0 years     $0.103       10,280,000    $0.101
$0.125


9.  Net Interest Expense  (In thousands)

                                                 Year Ended December 31,
                                                 1997      1996     1995
     Interest expense - promissory note        $  630    $  630   $  210
     Interest expense - long-term
      payable/<receivable> - Health-Chem, net     132       <96>     299
     Interest expense - capitalized lease
      obligation                                    6         0        0
     Interest expense - note payable                0         9       39
     Capitalized interest                           0       <87>       0

     Total net interest expense                $  768    $  456   $  548

10.  Employee Benefit Plan

All permanent, full-time non-union employees of the Company are eligible to participate in Health-Chem's 401(k) Plan (the "Plan") following six months of employment. The Plan allows eligible employees to defer up to 20% of their income on a pre-tax basis through contributions to the Plan. The Company may contribute for each participant a matching contribution equal to a percentage of the elective contributions made by the participants. The decision to make matching contributions and the amount of such contributions will be made each year by the Company. These Company matching contributions were $14,000, $21,000, and $21,000 in 1997, 1996 and 1995, respectively.

11.  Management Plans

The Company has incurred net losses applicable to common stockholders of $2,834,000 and $590,000 for the years ended December 31, 1997 and 1996, respectively, and has a retained deficit of $13,008,000 as of December 31, 1997. Management developed a plan of action during 1997 which included cost containment measures and the penetration of new markets. Cost containment measures include an organizational restructuring whereby plant overhead, research and development and general and administrative expenses have been reduced. The penetration of new markets includes seeking contract manufacturing opportunities and collaborative partnerships for the development of new transdermal and topical products. Management intends to continue to refine and enhance this plan during 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.




FORM 10-K                                                            PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information responsive to this item is incorporated herein by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1998.


ITEM 11.  EXECUTIVE COMPENSATION

The information responsive to this item is incorporated herein by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information responsive to this item is incorporated herein by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information responsive to this item is incorporated herein by reference to the Company's Proxy Statement in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 1998.

FORM 10-K                                                            PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         PAGE
(a)  1.  FINANCIAL STATEMENTS

Report of Independent Accountants                                          17

Consolidated Balance Sheets - December 31, 1997 and 1996                   18

Consolidated Statements of Operations
  Years Ended December 31, 1997, 1996 and 1995                             19

Consolidated Cash Flow Statements
  Years Ended December 31, 1997, 1996 and 1995                             20

Consolidated Statements of Stockholders' Equity (Deficiency)
  Years Ended December 31, 1997, 1996 and 1995                             21

Notes to Consolidated Financial Statements                              22-32

(a)  2.  FINANCIAL STATEMENT SCHEDULES


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

10.8 Asset Acquisition Agreement dated April 28, 1995 between HEC and HLC, filed as Exhibit 10.7 to the Registration Statement and incorporated herein by reference.

10.9 $7,000,000 principal amount Subordinated Promissory Note of HLC, filed as Exhibit 10.8 to Amendment No. 1 and incorporated herein by reference.

10.10 Corporate Services Agreement between HCH and the Company, dated as of August 31, 1995, filed as Exhibit 10.9 to Amendment No. 1 and incorporated herein by reference.

10.11 Tax Sharing Agreement between HCH and the Company, dated as of August 31, 1995, filed as Exhibit 10.10 to Amendment No. 1 and incorporated herein by reference.

10.12(a) Revolving Credit, Term Loan and Security Agreement dated as of January 9, 1997 by and between HCH, HPI, HEC, Pacific, HLC and the Company and IBJ Schroder Bank & Trust Company, filed as Exhibit 1 to HCH's Current Report on Form 8-K filed with the Commission on January 22, 1997 and incorporated herein by reference.

10.12(b) First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of January 21, 1998 by and between HCH, HPI, HEC, Pacific, HLC and the Company and IBJ Schroder Business Credit Corporation, filed as Exhibit 10.18(b) to HCH's Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

21        Subsidiaries of Registrant.  Filed herewith on page 37.

27        Financial Data Schedule.  Filed herewith on page 38.


(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 1997 the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRANSDERM LABORATORIES CORPORATION

Date:  March 23, 1998


/s/ Robert D. Speiser                      /s/ Ronald J. Burghauser
By: Robert D. Speiser                      By: Ronald J. Burghauser
    President                                  Vice President-Finance
    (Principal Executive Officer)              (Principal Financial Officer)
                                               (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Signature               Titles                        Date


/s/ Robert D. Speiser            President, Chief Executive    March 23, 1998
Robert D. Speiser                Officer and Director
                                 (Principal Executive
                                 Officer)


/s/ Thomas J. Atkins             Vice President and Director   March 23, 1998
Thomas J. Atkins


/s/ Joyce F. Brown               Director                      March 23, 1998
Joyce F. Brown


/s/ Ronald J. Burghauser         Treasurer, Secretary and      March 23, 1998
Ronald J. Burghauser             Vice President (Principal
                                 Financial Officer and
                                 Principal Accounting
                                 Officer)


/s/ Michael J. Campbell          Director                      March 23, 1998
Michael J. Campbell


/s/ David N. Dinkins             Director                      March 23, 1998
David N. Dinkins

/s/ Ester R. Fuchs               Director                      March 23, 1998
Ester R. Fuchs


/s/ Donald E. Kauffman, Jr       Vice President and Director   March 23, 1998
Donald E. Kauffman, Jr.


/s/ Murray Lieber                Vice President and Director   March 23, 1998
Murray Lieber


/s/ Marvin M. Speiser            Director                      March 23, 1998
Marvin M. Speiser