Form 10-Q
period 1998-03-31
TRANSDERM LABORATORIES CORP
filed 1998-05-13
CIK 948704

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


For the Quarter Ended March 31, 1998      Commission File Number 0-27642



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

As of April 30, 1998, 40,000,000 shares of Common Stock, $.001 Par Value, were outstanding.

                           TRANSDERM LABORATORIES CORPORATION          Part I
                         CONSOLIDATED BALANCE SHEETS  (Unaudited)      Item 1
                                   (In thousands)                      Page 2


                                                  March 31,    December 31,
                                                    1998           1997
ASSETS
CURRENT ASSETS
  Cash                                              $     9         $    18
  Accounts receivable, net                            1,114             751
  Inventories (Note 3)                                  540             759
    Total Current Assets                              1,663           1,528

PROPERTY, PLANT & EQUIPMENT
  Land and building                                   2,854           2,854
  Other property, plant & equipment                   7,917           7,909
    Total Property, Plant & Equipment                10,771          10,763
  Less accumulated depreciation & amortization        6,247           6,105
    Net Property, Plant & Equipment                   4,524           4,658

NON-CURRENT ASSETS                                        1               1

TOTAL ASSETS                                        $ 6,188         $ 6,187

LIABILITIES AND STOCKHOLDERS' EQUITY <DEFICIENCY>

CURRENT LIABILITIES
  Accounts payable                                  $   447         $   639
  Accrued expenses and other current liabilities        215             462
  Subordinated promissory note                        7,000               0
  Current portion of redeemable preferred stock       2,000           1,000
  Preferred dividends payable                           595             446
    Total Current Liabilities                        10,257           2,547

LONG-TERM LIABILITIES
  Subordinated promissory note                            0           7,000
  Long-term payable - Health-Chem                     2,257           2,087
  Other long-term debt                                   18              21

REDEEMABLE PREFERRED STOCK                            6,500           7,500

STOCKHOLDERS' EQUITY <DEFICIENCY>
  Common stock                                           40              40
  Retained deficit                                  <12,884>        <13,008>
    Total Stockholders' Equity <Deficiency>         <12,844>        <12,968>

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
<DEFICIENCY>                                        $ 6,188         $ 6,187


See Notes to Consolidated Financial Statements.

                        TRANSDERM LABORATORIES CORPORATION             Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                      (In thousands, except per share data)            Page 3



                                                       For the Three Months
                                                          Ended March 31,
                                                           1998        1997
REVENUE:
  Net sales                                             $ 2,139     $ 1,112
  Cost of goods sold                                        990         721
  Gross profit                                            1,149         391

OPERATING EXPENSES:
  Selling, general and administrative expense               372         353
  Legal expense                                             135          47
  Research and development expense                          190         621
  Net interest expense                                      204         164
    Total operating expenses                                901       1,185

INCOME <LOSS> FROM OPERATIONS                               248        <794>
  Other income                                                0          18

INCOME <LOSS> FROM OPERATIONS BEFORE TAXES                  248        <776>
  Income tax benefit (Note 2)                                25         258

NET INCOME <LOSS>                                           273        <518>

PREFERRED DIVIDENDS                                         149         166

NET INCOME <LOSS> APPLICABLE TO COMMON STOCKHOLDERS     $   124     $  <684>


Earnings per Common Share  (basic & diluted)
 (Note 4):

NET INCOME <LOSS> PER COMMON SHARE                      $  0.00     $ <0.02>

Average number of common shares
  outstanding  (Note 4)
   Basic                                                 40,000      40,000
   Diluted                                               43,067      40,000



See Notes to Consolidated Financial Statements.


                         TRANSDERM LABORATORIES CORPORATION          Part I
                   CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)     Item 1
                                  (In thousands)                     Page 4


                                                      For the Three Months
                                                         Ended March 31,
                                                         1998         1997
Cash was Provided by <Used for>:
OPERATIONS:
 Net income <loss>                                    $   273      $  <518>
 Adjustments to reconcile net income <loss> to
  net cash used for operations:
   Depreciation and amortization                          142          156
   Deferred income taxes                                    0         <258>
   Gain on disposal of property, plant and equipment        0          <14>
 Changes in:
   Accounts receivable                                   <363>         766
   Inventories                                            219          217
   Other non-current assets                                 0           <1>
   Accounts payable                                      <192>        <730>
   Accrued expenses and other current liabilities        <248>        <151>
 Net cash used for operations                            <169>        <533>

INVESTING:
 Additions to property, plant and equipment                <8>         <60>
 Disposal of property, plant and equipment                  0           16
 Net cash used for investing                               <8>         <44>

FINANCING:
 Borrowings from affiliates, net                          170        1,909
 Other long-term debt payments                             <2>          <2>
 Redemption of preferred stock                              0       <1,000>
 Preferred dividends paid                                   0         <332>
 Net cash provided by financing                           168          575

Net Decrease in Cash                                       <9>          <2>
Cash at beginning of period                                18           21
Cash at end of period                                 $     9      $    19


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                           $   361      $   326
   Income taxes                                             1            1

Supplemental Schedule of Noncash Investing and
 Financing:
  Acquisition of fixed assets through capital
   lease obligations                                  $     0      $    47





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

      The Consolidated Balance Sheet as of March 31, 1998, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full years.


2.    Taxes on Income (In thousands)              For the Three Months
                                                     Ended March 31,
                                                     1998         1997
      Taxes on income include
        <benefit> provision for:
         Federal income taxes                     $     0      $  <264>
         State and local income taxes                 <25>           6
           Total                                  $   <25>     $  <258>

      Taxes on income are comprised of:
         Current                                  $   <25>     $     0
         Deferred                                       0         <258>
           Total                                  $   <25>     $  <258>

      A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                  For the Three Months
                                                     Ended March 31,
                                                     1998         1997

      Tax provision <benefit> at statutory rate   $    84      $  <264>
      Increase <decrease> resulting from:
         State and local taxes, net of federal
          tax benefit                                  <6>           6
         Reversal of valuation allowance             <103>           0
      Tax benefit                                 $   <25>     $  <258>





                        TRANSDERM LABORATORIES CORPORATION           Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 6




      At March 31, 1998, the net valuation allowance relating to tax loss and tax credit carryforwards was $1,104,000. This net valuation allowance consists of a $1,203,000 decrease in tax loss and tax credit carryforwards, partially offset by a $99,000 decrease in a payable to Health-Chem, which is only payable as certain net operating loss and tax credit carryforwards are used. Management determined the valuation allowance was necessary as a result of delays in the anticipated approvals from the United States Food and Drug Administration ("FDA") for the sale of the Company's new transdermal nitroglycerin patches and the lack of a favorable resolution to the Key Pharmaceuticals, Inc. litigation, with such matters contributing to the operating losses of the Company in 1997.


3.    Inventories  (In thousands)

                                            March 31, 1998  December 31, 1997

      Raw materials                             $  393           $  526
      Finished goods and work in process           147              233
      Total inventories                         $  540           $  759


4.    Earnings Per Share

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

                        TRANSDERM LABORATORIES CORPORATION           Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 7



      A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations for the periods ended March 31, 1998 and 1997 is presented below (in thousands, except per share amounts):

                                                  For the Three Months
                                                     Ended March 31,
                                                     1998         1997

      Net Income <Loss> Applicable to Common
       Stockholders:
        Net income <loss>                         $   273      $  <518>
        Preferred stock dividends                     149          166
        Income <loss> applicable to common
         stockholders                             $   124      $  <684>

      Basic Earnings <Loss> Per Common Share:
        Weighted average number of common
         shares outstanding                        40,000       40,000

        Earnings <loss> per common share          $  0.00      $ <0.02>

      Diluted Earnings <Loss> Per Common Share:
        Weighted average number of common
         shares outstanding                        40,000       40,000
        Stock options                               3,067            0

        Weighted average number of common
         shares outstanding - diluted              43,067       40,000

        Diluted earnings <loss> per common share  $  0.00      $ <0.02>


      Options to purchase 11,400,000 shares of common stock were outstanding at both March 31, 1998 and 1997. No options were included in the computation of diluted earnings per common share at March 31, 1997 because the Company reported a loss from continuing operations for that period.


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


                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS     Page 9



In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks and uncertainties, including those referred to herein and in the Company's Reports on Form 10-K, which could cause actual results to differ materially from the forward-looking statements.

Results of Operations

Net sales increased $1,027,000 for the three months ended March 31, 1998 as compared to the same period in 1997. The increase in net sales consists of a $982,000 increase in volume and $45,000 in higher selling prices. The net sales increase is due primarily to increased domestic sales volumes of transdermal nitroglycerin patches. During the first half of 1997, in anticipation of increased market pressures and delays in approvals from the FDA for the sale of new nitroglycerin patches, Hercon undertook an organizational restructuring which is expected to reduce annual payroll-related expenses by approximately $1,100,000. While the Company hopes to receive approvals for its new nitroglycerin patches in 1998, no assurances can be made that any new nitroglycerin patches will be approved by the FDA. Moreover, the Company's ability to exploit its new nitroglycerin products may be limited in the absence of a favorable resolution to its litigation with Key (the "Key Litigation") (See Note 5 above and discussion below).

Gross profit increased $758,000, or 194%, for the three months ended March 31, 1998 as compared to the same period in 1997. Gross profit as a percentage of net sales increased from 35% for 1997 to 54% for 1998. Gross profit increased primarily due to increased domestic sales volumes of transdermal nitroglycerin patches. Higher margins reflect the allocation of fixed costs over increased revenue. Plant overhead decreased $18,000, including a $20,000 decrease for payroll-related expenses, for the three months ended March 31, 1998 as compared to the same period in 1997 reflecting, in part, the organizational restructuring.

Selling, general and administrative expenses, excluding legal expenses, increased $19,000 for the three months ended March 31, 1998 as compared to the same period in 1997. This increase is due primarily to a higher allocation of expenses from affiliates of $35,000, partially offset by lower payroll-related costs. Pursuant to a Corporate Services Agreement between the Company and Health-Chem, selling, general and administrative expenses incurred by Health-Chem which cannot be directly attributed to a specific subsidiary are allocated to the Company based upon its net sales as a percentage of Health-Chem's consolidated net sales. The Company's allocation of Health-Chem's total expenses for the three months ended March 31, 1998 was higher than the comparable period in 1997 due to the Company's share of these expenses increasing from 13% in 1997 to 15% in 1998, partially offset by Health-Chem's total expenses being lower. The decrease in payroll-related expenses reflects, in part, the organizational restructuring.

Legal expenses increased $88,000 for the three months ended March 31, 1998 as compared to the same period in 1997. The increased legal expenses are due primarily to additional activity associated with the Key Litigation.




                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 10


Research and development expenses decreased $431,000 for the three months ended March 31, 1998 as compared to the same period in 1997. The decrease is due primarily to lower payroll-related, outside testing and clinical materials expenses. Payroll-related expenses decreased $239,000, reflecting the organizational restructuring changes. The Company expects total research and development expenses related to pharmaceutical products in 1998 to be lower than 1997 levels.

Net interest expense increased $40,000 for the three months ended March 31, 1998 as compared to the same period in 1997 due primarily to higher average outstanding balances on borrowings from affiliates.

Other income decreased $18,000 for the three months ended March 31, 1998 as compared to the same period in 1997 due primarily to $14,000 of first quarter 1997 nonrecurring proceeds related to an insurance recovery.

Income from operations before taxes increased $1,024,000 for the three months ended March 31, 1998 as compared to the same period in 1997 due primarily to the factors discussed above. The Company reported a $25,000 tax benefit on income from operations of $248,000 for the three months ended March 31, 1998 as compared to a $258,000 tax benefit on a $776,000 loss from operations for the same period in 1997. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. At March 31, 1998, the Company reversed a net valuation allowance of $103,000 due to income earned during the quarter.

Preferred dividends of $149,000 for the three months ended March 31, 1998 reflect dividends associated with the Company's Redeemable Preferred Stock, $10.00 par value. Annual dividend payments required are $.70 per share.

The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full years.


Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's consolidated financial statements:
                                             March 31,      December 31,
                                               1998             1997

Working capital deficit (in thousands)
  (Current assets less current liabilities)   $<8,594>          $<1,019>

Current ratio
  (Current assets/current liabilities)            0.2               0.6

Quick ratio
  (Cash and receivables/current liabilities)      0.1               0.3

Working capital deficit increased $7,575,000 from December 31, 1997 to March 31, 1998 due to a $7,710,000 increase in current liabilities, partially offset by a $135,000 increase in current assets. Cash and inventories decreased $9,000 and $219,000, respectively, while accounts receivable increased $363,000. The increase in accounts receivable resulted from an increase in sales in the first quarter of 1998 as compared to the fourth quarter of 1997 and also reflects the timing of domestic distributor payments. The decrease in inventory reflects the timing of raw material purchases. The increase in current liabilities is due to increases in the current portions of the subordinated promissory note and redeemable preferred stock of $7,000,000 and $1,000,000, respectively, and to an increase in preferred dividends payable of $149,000, partially offset by decreases in accounts payable and accrued expenses of $192,000 and $247,000, respectively.

                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 11


Cash used for operations for the three months ended March 31, 1998 was $169,000.

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

Health-Chem is a borrower along with its affiliates, including the Company, under the terms of a secured financing agreement with IBJ Schroder Business Credit Corporation (as successor in interest to IBJ Schroder Bank & Trust Company) (the "Bank"). The Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") which was entered into effective January 9, 1997, was comprised of up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. The line of credit's borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory on a consolidated Health-Chem basis. Term loan advances were limited to $4,000,000 until the resolution of the Key Pharmaceuticals, Inc. litigation in such a way as to be immaterial on the future operations of Health-Chem. Borrowings under the Loan Agreement are collateralized by a pledge of substantially all of the assets of Health-Chem, the Company and Health-Chem's other operating subsidiaries. The Loan Agreement, which expires on January 9, 2002, was subject to various financial covenants. On January 21, 1998, Health-Chem entered into a First Amendment (the "Amendment") to the Loan Agreement with the Bank. The Amendment, among other things, amended the terms for drawing upon the term loan and amended certain financial covenants. At March 31, 1998, Health-Chem and its affiliates were in compliance with the covenants, as amended.
Pursuant to the Amendment, the maximum term loans amount was reduced from $7,000,000 to $3,998,000, providing a revised aggregate of up to $11,998,000 in senior secured financing. The revolving credit line interest rate was increased to the Bank's prime rate plus .50% and the term loans interest rate was increased to the Bank's prime rate plus .875%. These rates are subject to a .25% decrease upon the Bank's satisfactory review of Health-Chem's financial statements for the year ended December 31, 1998.

The Company is required to make semi-annual interest payments each March and September on its $7,000,000, 9% Subordinated Promissory Note, with the principal amount of $7,000,000 payable on March 31, 1999. In March 1998, the Company made the required semi-annual interest payment.

The Company is required to make semi-annual preferred dividend payments out of funds legally available therefor each March and September at the annual rate of $.70 per share on the then-outstanding shares of its redeemable preferred stock, $10.00 par value. Legally available funds were not available to make the September 1997 and March 1998 preferred dividend payments, nor were they available to make the required $1,000,000 redemption payment in March 1998. Additional required redemption payments are $1,000,000 annually in 1999 through 2004 and $1,500,000 in 2005. The terms of the preferred stock provide that if either dividends payable on the preferred stock shall be in default in an amount equal to two full semi-annual dividend payments or a mandatory redemption payment is not made, the holder of all of the outstanding shares of the preferred stock shall be entitled to elect the smallest number of Directors necessary to constitute a majority of the Company's Board of Directors until such time as the default is cured. Health-Chem waived this right since, as a practical matter, it already possessed such power.



                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 12



Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem or for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company reimbursed Health-Chem approximately $149,000 and $114,000 for the three months ended March 31, 1998 and 1997, respectively. The Agreement had an initial term that expired on December 31, 1997 and automatically renewed for a one-year term. The agreement will continue to automatically renew for successive one-year terms unless notice of non-renewal is given by either party.

Pursuant to a tax sharing agreement between the Company and Health-Chem, the Company is required to pay Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income. At March 31, 1998, the maximum amount of such payments which may be made in the future was $99,000.

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

                                                                   Part II
                                                                    Item 1
                                                                   Page 13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments in any pending legal proceedings in the quarter ended March 31, 1998.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      None.

(b) During the quarter ended March 31, 1998, the Company did not file any reports on Form 8-K.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSDERM LABORATORIES CORPORATION

May 12, 1998                   /s/  Robert D. Speiser
                               By:  Robert D. Speiser
                                    President
                                    (Principal Executive Officer)

                               /s/  Ronald J. Burghauser
                               By:  Ronald J. Burghauser
                                    Vice President-Finance
                                    (Principal Financial Officer)
                                    (Principal Accounting Officer)
