Form 10-Q
period 1998-06-30
TRANSDERM LABORATORIES CORP
filed 1998-08-13
CIK 948704

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


For the Quarter Ended June 30, 1998      Commission File Number 0-27642



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

As of July 31, 1998, 40,000,000 shares of Common Stock, $.001 Par Value, were outstanding.

                           TRANSDERM LABORATORIES CORPORATION          Part I
                         CONSOLIDATED BALANCE SHEETS  (Unaudited)      Item 1
                                   (In thousands)                      Page 2


                                                   June 30,    December 31,
                                                    1998           1997
ASSETS
CURRENT ASSETS
  Cash                                              $    21         $    18
  Accounts receivable, net                              245             751
  Inventories (Note 3)                                  810             759
  Other current assets                                    3               0
    Total Current Assets                              1,079           1,528

PROPERTY, PLANT & EQUIPMENT
  Land and building                                   2,854           2,854
  Other property, plant & equipment                   8,071           7,909
    Total Property, Plant & Equipment                10,925          10,763
  Less accumulated depreciation & amortization        6,391           6,105
    Net Property, Plant & Equipment                   4,534           4,658

NON-CURRENT ASSETS                                        1               1

TOTAL ASSETS                                        $ 5,614         $ 6,187

LIABILITIES AND STOCKHOLDERS' EQUITY <DEFICIENCY>

CURRENT LIABILITIES
  Accounts payable                                  $   416         $   639
  Accrued expenses and other current liabilities        522             462
  Current portion of redeemable preferred stock       2,000           1,000
  Preferred dividends payable                           744             446
    Total Current Liabilities                         3,682           2,547

LONG-TERM LIABILITIES
  Subordinated promissory note                        7,000           7,000
  Long-term payable - Health-Chem                     1,522           2,087
  Other long-term debt                                   14              21

REDEEMABLE PREFERRED STOCK                            6,500           7,500

STOCKHOLDERS' EQUITY <DEFICIENCY>
  Common stock                                           40              40
  Retained deficit                                  <13,144>        <13,008>
    Total Stockholders' Equity <Deficiency>         <13,104>        <12,968>

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
<DEFICIENCY>                                        $ 5,614         $ 6,187


See Notes to Consolidated Financial Statements.

                        TRANSDERM LABORATORIES CORPORATION             Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                      (In thousands, except per share data)            Page 3



                                                       For the Six Months
                                                         Ended June 30,
                                                          1998       1997
REVENUE:
  Net sales                                            $ 3,449    $ 2,554
  Cost of goods sold                                     1,681      1,513
  Gross profit                                           1,768      1,041

OPERATING EXPENSES:
  Selling, general and administrative expense              736        716
  Legal expense                                            220        114
  Research and development expense                         372        996
  Net interest expense                                     397        359
    Total operating expenses                             1,725      2,185

INCOME <LOSS> FROM OPERATIONS                               43     <1,144>
  Other income                                              94         95

INCOME <LOSS> FROM OPERATIONS BEFORE TAXES                 137     <1,049>
  Income tax <benefit> provision (Note 2)                  <25>       175

NET INCOME <LOSS>                                          162     <1,224>

PREFERRED DIVIDENDS                                        298        315

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS             $  <136>   $<1,539>


Earnings per Common Share  (basic & diluted)
 (Note 4):

NET LOSS PER COMMON SHARE                              $  0.00    $ <0.04>

Average number of common shares outstanding
  (basic and diluted)  (Note 4)                         40,000     40,000




See Notes to Consolidated Financial Statements.

                        TRANSDERM LABORATORIES CORPORATION             Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                      (In thousands, except per share data)            Page 4



                                                       For the Three Months
                                                          Ended June 30,
                                                          1998         1997
REVENUE:
  Net sales                                            $ 1,310      $ 1,442
  Cost of goods sold                                       691          792
  Gross profit                                             619          650

OPERATING EXPENSES:
  Selling, general and administrative expense              364          363
  Legal expense                                             85           67
  Research and development expense                         182          375
  Net interest expense                                     193          195
    Total operating expenses                               824        1,000

LOSS FROM OPERATIONS                                      <205>       <350>
  Other income                                              94           77

LOSS FROM OPERATIONS BEFORE TAXES                         <111>        <273>
  Income tax provision (Note 2)                              0          433

NET LOSS                                                  <111>        <706>

PREFERRED DIVIDENDS                                        149          149

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS             $  <260>     $  <855>


Earnings per Common Share  (basic & diluted)
 (Note 4):

NET LOSS PER COMMON SHARE                              $ <0.01>     $ <0.02>

Average number of common shares outstanding
  (basic and diluted)  (Note 4)                         40,000       40,000



See Notes to Consolidated Financial Statements.

                         TRANSDERM LABORATORIES CORPORATION          Part I
                   CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)     Item 1
                                  (In thousands)                     Page 5


                                                        For the Six Months
                                                          Ended June 30,
                                                           1998       1997
Cash was Provided by <Used for>:
OPERATIONS:
 Net income <loss>                                      $   162    $<1,224>
 Adjustments to reconcile net income <loss> to
  net cash provided by <used for> operations:
   Depreciation and amortization                            286        311
   Deferred income taxes                                      0        175
   Gain on disposal of property, plant and equipment          0        <14>
 Changes in:
   Accounts receivable                                      506        489
   Inventories                                              <51>       423
   Other current assets                                      <3>         3
   Other non-current assets                                   0         <1>
   Accounts payable                                        <223>      <814>
   Accrued expenses and other current liabilities            59         19
 Net cash provided by <used for> operations                 736       <633>

INVESTING:
 Additions to property, plant and equipment                <162>      <109>
 Disposal of property, plant and equipment                    0         16
 Net cash used for investing                               <162>       <93>

FINANCING:
 <Payments to> borrowings from affiliates, net             <565>     2,059
 Other long-term debt payments                               <6>        <5>
 Redemption of preferred stock                                0     <1,000>
 Preferred dividends paid                                     0       <332>
 Net cash <used for> provided by financing                 <571>       722

Net Increase <Decrease> in Cash                               3         <4>
Cash at beginning of period                                  18         21
Cash at end of period                                   $    21    $    17


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                             $   397    $   363
   Income taxes                                               1          1

Supplemental Schedule of Noncash Investing and
 Financing:
  Acquisition of fixed assets through capital
   lease obligations                                    $     0    $    45





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

      The Consolidated Balance Sheet as of June 30, 1998, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended June 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.


2.    Taxes on Income (In thousands)             For the Six Months
                                                   Ended June 30,
                                                   1998        1997
      Taxes on income include
        provision <benefit> for:
         Federal income taxes                    $    0      $  160
         State and local income taxes               <25>         15
           Total                                 $  <25>     $  175

      Taxes on income are comprised of:
         Current                                 $  <25>     $    0
         Deferred                                     0         175
           Total                                 $  <25>     $  175

      A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                 For the Six Months
                                                   Ended June 30,
                                                   1998        1997

      Tax provision <benefit> at statutory rate  $   47      $ <357>
      <Decrease> increase resulting from:
         State and local taxes, net of federal
          tax benefit                               <15>         15
         <Reversal of> provision for valuation
          allowance                                 <57>        517
      Tax <benefit> provision                    $  <25>     $  175





                        TRANSDERM LABORATORIES CORPORATION           Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 7




      At June 30, 1998, the net valuation allowance relating to tax loss and tax credit carryforwards was $1,151,000. This net valuation allowance consists of a $1,250,000 decrease in tax loss and tax credit carryforwards, partially offset by a $99,000 decrease in a payable to Health-Chem, which is only payable as certain net operating loss and tax credit carryforwards are used. Management determined the valuation allowance was necessary as a result of delays in the anticipated approvals from the United States Food and Drug Administration ("FDA") for the sale of the Company's new transdermal nitroglycerin patches and the lack of a favorable resolution to the Key Pharmaceuticals, Inc. litigation, with such matters contributing to the operating losses of the Company in 1997.


3.    Inventories  (In thousands)

                                            June 30, 1998  December 31, 1997

      Raw materials                             $  570           $  526
      Finished goods and work in process           240              233
      Total inventories                         $  810           $  759


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

                        TRANSDERM LABORATORIES CORPORATION           Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 8


      A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income <loss> from continuing operations for the periods ended June 30, 1998 and 1997 is presented below (in thousands, except per share amounts):

                                                              For the
                                    For the Six Months     Three Months
                                      Ended June 30,       Ended June 30,
                                       1998       1997      1998      1997

      Net Loss Applicable to
       Common Stockholders:
        Net income <loss>           $   162    $<1,224>  $  <111>  $  <706>
        Preferred stock dividends       298        315       149       149
        Loss applicable to common
         stockholders               $  <136>   $<1,539>  $  <260>  $  <855>

      Basic Earnings Per Common
       Share:
        Weighted average number of
         common shares outstanding   40,000     40,000    40,000    40,000

        Basic loss per common share $  0.00    $ <0.04>  $ <0.01>  $ <0.02>

      Diluted Earnings Per Common
       Share:
        Weighted average number of
         common shares outstanding   40,000     40,000    40,000    40,000
        Stock options                     0          0         0         0

        Weighted average number of
         common shares outstanding
         - diluted                   40,000     40,000    40,000    40,000

        Diluted loss per common
         share                      $  0.00    $ <0.04>  $ <0.01>  $ <0.02>


      Options to purchase 11,450,000 and 11,400,000 shares of common stock were outstanding at June 30, 1998 and 1997, respectively. No options were included in the computation of diluted earnings per common share because the Company reported a loss from continuing operations for all periods presented.


5.    Litigation

      In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon's submission to the FDA of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, for which the Company is awaiting FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. Hercon denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon had not infringed and did not infringe any claim of the

                        TRANSDERM LABORATORIES CORPORATION           Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 9




      patent. Hercon counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. On September 30, 1997, the Delaware District Court ruled in favor of Key both on its infringement claim and on Hercon's claim that Key's patent is invalid and unenforceable. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. Hercon has appealed to the United States Court of Appeals for the Federal Circuit in Washington, D.C. from both the September 30, 1997 judgment and the December 17, 1997 injunction. Oral argument on the consolidated appeals was heard by the appellate court on August 5, 1998. Hercon is awaiting decision by the court. Management continues to believe that Hercon has strong grounds for prevailing on appeal.

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

Results of Operations

Net sales increased $895,000 for the six months ended June 30, 1998 as compared to the same period in 1997. The increase in net sales consists of an $848,000 increase in volume and $47,000 in higher selling prices. The net sales increase is due primarily to increased domestic sales volumes of transdermal nitroglycerin patches. During the first half of 1997, in anticipation of increased market pressures and delays in approvals from the FDA for the sale of new nitroglycerin patches, Hercon undertook an organizational restructuring which reduced annual payroll-related expenses by $1,100,000. While the Company hopes to receive approvals for its new nitroglycerin patches in 1998, no assurances can be made that any new nitroglycerin patches will be approved by the FDA. Moreover, the Company's ability to exploit its new nitroglycerin products may be limited in the absence of a favorable resolution to its litigation with Key (the "Key Litigation") (See Note 5 above and discussion below). During the second quarter, the Company commenced production of over-the-counter pharmaceutical and cosmetic products, with initial shipments occurring in July. Current orders for these products are expected to contribute in excess of $4,500,000 in net sales during the second half of 1998.

Net sales decreased $132,000 for the quarter ended June 30, 1998 as compared to the same period in 1997. The reduction in sales is primarily attributable to decreased domestic sales volumes.

Gross profit increased $727,000, or 70%, for the six months ended June 30, 1998 as compared to the same period in 1997. Gross profit as a percentage of net sales increased from 41% for 1997 to 51% for 1998. Gross profit increased primarily due to increased domestic sales volumes of transdermal nitroglycerin patches. Higher margins reflect the allocation of fixed costs over increased revenue. Plant overhead decreased $151,000, including a $62,000 decrease for payroll-related expenses, for the six months ended June 30, 1998 as compared to the same period in 1997 reflecting, in part, the organizational restructuring.

Gross profit decreased $31,000, or 5%, for the quarter ended June 30, 1998 as compared to the same period in 1997. Gross profit as a percentage of net sales increased from 45% for 1997 to 47% for 1998. Plant overhead decreased $133,000, including a $42,000 decrease for payroll-related expenses, for the quarter ended June 30, 1998 as compared to the same period in 1997. These decreases in gross profit and plant overhead are attributable to the factors noted above.

Selling, general and administrative expenses, excluding legal expenses, increased $20,000 for the six months ended June 30, 1998 as compared to the same period in 1997. This increase is due primarily to a higher allocation of expenses from affiliates of $90,000, partially offset by lower payroll-related costs. Pursuant to a Corporate Services Agreement between the Company and Health-Chem, selling, general and administrative expenses incurred by Health-Chem which cannot be directly attributed to a specific subsidiary are allocated to the Company based upon its net sales as a percentage of Health-

                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 11



Chem's consolidated net sales. The Company's allocation of Health-Chem's total expenses for the six months ended June 30, 1998 was higher than the comparable period in 1997 due to the Company's share of these expenses increasing from 16% in 1997 to 18% in 1998 and to Health-Chem's total expenses being higher. The decrease in payroll-related expenses reflects, in part, the organizational restructuring. Selling, general and administrative expenses were essentially the same for the quarter ended June 30, 1998 as compared to the same period in 1997.

Legal expenses for the six months and quarter ended June 30, 1998 increased $106,000 and $18,000, respectively, as compared to the same periods in 1997. The increased legal expenses are due primarily to additional activity associated with the Key Litigation.

Research and development expenses for the six months and quarter ended June 30, 1998 decreased $624,000 and $193,000, respectively, as compared to the same periods in 1997. These decreases are due primarily to lower payroll-related, clinical materials and lab/testing supplies expenses. Payroll-related expenses decreased $387,000 and $148,000, respectively, reflecting the organizational restructuring changes. The Company expects total research and development expenses in 1998 to be lower than 1997 levels.

Net interest expense increased $38,000 for the six months ended June 30, 1998 as compared to the same period in 1997. This increase is due primarily to higher average outstanding balances on borrowings from affiliates. Net interest expense was essentially the same for the quarter ended June 30, 1998 as compared to the same period in 1997.

The $94,000 other income for the six months ended June 30, 1998 pertains to second quarter 1998 development work income. The $95,000 other income for the six months ended June 30, 1997 consists of nonrecurring proceeds of $75,000 received in the second quarter of 1997 related to a distribution agreement, second quarter 1997 and first quarter 1997 nonrecurring insurance recovery proceeds of $2,000 and $14,000, respectively, and $4,000 of first quarter 1997 nonrecurring income-producing items. For the quarter ended June 30, 1998, other income increased $17,000 due to the reasons described above.

Income from operations before taxes increased $1,186,000 and $162,000 for the six months and quarter ended June 30, 1998, respectively, as compared to the same periods in 1997 due primarily to the factors discussed above. The Company reported a $25,000 tax benefit on income from operations of $137,000 for the six months ended June 30, 1998 as compared to a $175,000 tax provision on a $1,049,000 loss from operations for the same period in 1997. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. At June 30, 1998, the Company reversed a net valuation allowance of $57,000 due to income earned during the six months ended June 30, 1998.

Preferred dividends of $298,000 and $149,000 for the six months and quarter ended June 30, 1998, respectively, reflect dividends accumulated on the Company's Redeemable Preferred Stock, $10.00 par value. Annual dividend payments required are $.70 per share.

The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.





                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 12



Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's consolidated financial statements:
                                              June 30,      December 31,
                                               1998             1997

Working capital deficit (in thousands)
  (Current assets less current liabilities)   $<2,603>          $<1,019>

Current ratio
  (Current assets/current liabilities)            0.3               0.6

Quick ratio
  (Cash and receivables/current liabilities)      0.1               0.3

Working capital deficit increased $1,584,000 from December 31, 1997 to June 30, 1998 due to a $449,000 decrease in current assets and a $1,135,000 increase in current liabilities. Cash, inventories and other current assets increased $3,000, $51,000 and $3,000, respectively, while accounts receivable decreased $506,000. The decrease in accounts receivable resulted from a decrease in sales in the second quarter of 1998 as compared to the fourth quarter of 1997 and also reflects the timing of domestic distributor payments. The increase in inventory reflects the timing of raw material purchases. The increase in current liabilities is due to increases in the current portion of the redeemable preferred stock, preferred dividends payable and accrued expenses of $1,000,000, $298,000 and $60,000, respectively, partially offset by a decrease in accounts payable of $223,000.

Cash provided by operations for the six months ended June 30, 1998 was $736,000.

The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

The Company has financed its capital requirements primarily from cash flow generated from operations and borrowings from its affiliates.

Capital expenditures in 1998 for property, plant and equipment are projected to be approximately $600,000. The majority of these capital expenditures will consist of equipment needed to assemble and package the Company's second generation nitroglycerin products and over-the-counter cosmetic products.

Health-Chem is a borrower along with its affiliates, including the Company, under the terms of a secured financing agreement with IBJ Schroder Business Credit Corporation (as successor in interest to IBJ Schroder Bank & Trust Company) (the "Bank"). The Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") which was entered into effective January 9, 1997, was comprised of up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. The line of credit's borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory on a consolidated Health-Chem basis. Term loan advances were limited to $4,000,000 until the resolution of the Key Pharmaceuticals, Inc. litigation in such a way as to be immaterial on the future operations of Health-Chem. Borrowings under the Loan Agreement are collateralized by a pledge of substantially all of the assets of Health-Chem, the Company and Health-Chem's other operating subsidiaries. The Loan Agreement, which expires on January 9, 2002, contained various financial covenants. On January 21, 1998, Health-Chem entered into a First Amendment




                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 13



(the "Amendment") to the Loan Agreement with the Bank. The Amendment, among other things, amended the terms for drawing upon the term loan and amended certain financial covenants. At June 30, 1998, Health-Chem and its affiliates were in compliance with the covenants, as amended. Pursuant to the Amendment, the maximum term loans amount was reduced from $7,000,000 to $3,998,000, providing a revised aggregate of up to $11,998,000 in senior secured financing. The revolving credit line interest rate was increased to the Bank's prime rate plus .50% and the term loans interest rate was increased to the Bank's prime rate plus .875%. These rates are subject to a .25% decrease upon the Bank's satisfactory review of Health-Chem's financial statements for the year ended December 31, 1998.

The Company is required to make semi-annual interest payments each March and September on its $7,000,000, 9% Subordinated Promissory Note. In March 1998, the Company made the required semi-annual interest payment. On May 12, 1998, Hercon and Health-Chem entered into an amendment to the Subordinated Promissory Note, whereby the maturity date of the note and corresponding $7,000,000 principal payment were extended from March 31, 1999 to March 31, 2002.

The Company is required to make semi-annual preferred dividend payments out of funds legally available therefor each March and September at the annual rate of $.70 per share on the then-outstanding shares of its redeemable preferred stock, $10.00 par value. The Company anticipates that legally available funds will not be available to make the September 1998 preferred dividend payment. Legally available funds were not available to make the September 1997 and March 1998 preferred dividend payments, nor were they available to make the required $1,000,000 redemption payment in March 1998. Additional required redemption payments are $1,000,000 annually in 1999 through 2004 and $1,500,000 in 2005. The terms of the preferred stock provide that if either dividends payable on the preferred stock shall be in default in an amount equal to two full semi-annual dividend payments or a mandatory redemption payment is not made, the holder of all of the outstanding shares of the preferred stock shall be entitled to elect the smallest number of Directors necessary to constitute a majority of the Company's Board of Directors until such time as the default is cured. Health-Chem waived this right since, as a practical matter, it already possessed such power.

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem or for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company reimbursed Health-Chem approximately $328,000 and $238,000 for the six months ended June 30, 1998 and 1997, respectively. The Agreement had an initial term that expired on December 31, 1997 and automatically renewed for a one-year term. The agreement will continue to automatically renew for successive one-year terms unless notice of non-renewal is given by either party.










                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 14



Pursuant to a tax sharing agreement between the Company and Health-Chem, the Company is required to pay Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income. At June 30, 1998, the maximum amount of such payments which may be made in the future was $99,000.

The semi-annual interest payment on the subordinated promissory note is $315,000 and the semi-annual dividend on the preferred stock currently outstanding is $297,500. In addition to the cumulative dividends and interest payments, the Company is obligated to redeem the preferred stock and repay the promissory note as described above. Internally generated funds are not currently sufficient to provide the Company with cash to meet all of these retirement and redemption obligations and thus the Company will need to either continue to obtain waivers and amendments of some of these payment obligations or raise additional capital from third parties.

                                                                   Part II
                                                                    Item 1
                                                                   Page 15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 5 of the Notes to Consolidated Financial Statements for an update on the litigation between Key Pharmaceuticals, Inc. and Hercon Laboratories Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 12, 1998. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

   Nominee                    In Favor                Withheld

Thomas J. Atkins              39,813,065              118,278
Joyce F. Brown                39,812,358              118,985
Michael J. Campbell           39,813,065              118,278
David N. Dinkins              39,812,017              119,326
Ester R. Fuchs                39,812,358              118,985
Donald E. Kauffman            39,813,065              118,278
Murray Lieber                 39,763,447              167,896
Marvin M. Speiser             39,762,058              169,285
Robert D. Speiser             39,811,876              119,467


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      None.

(b) During the quarter ended June 30, 1998, the Company did not file any reports on Form 8-K.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSDERM LABORATORIES CORPORATION

August 10, 1998                /s/  Robert D. Speiser
                               By:  Robert D. Speiser
                                    President
                                    (Principal Executive Officer)

                               /s/  Ronald J. Burghauser
                               By:  Ronald J. Burghauser
                                    Vice President-Finance
                                    (Principal Financial Officer)
                                    (Principal Accounting Officer)
