Form 10-Q
period 1998-09-30
TRANSDERM LABORATORIES CORP
filed 1998-11-16
CIK 948704

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


For the Quarter Ended September 30, 1998      Commission File Number 0-27642



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

As of October 31, 1998, 40,000,000 shares of Common Stock, $.001 Par Value, were outstanding.

                           TRANSDERM LABORATORIES CORPORATION          Part I
                         CONSOLIDATED BALANCE SHEETS  (Unaudited)      Item 1
                                   (In thousands)                      Page 2


                                              September 30,    December 31,
                                                  1998             1997
ASSETS
CURRENT ASSETS
  Cash                                              $    16         $    18
  Accounts receivable, net                            1,079             751
  Inventories (Note 3)                                  961             759
  Other current assets                                    3               0
    Total Current Assets                              2,059           1,528

PROPERTY, PLANT & EQUIPMENT
  Land and building                                   2,854           2,854
  Other property, plant & equipment                   8,362           7,909
    Total Property, Plant & Equipment                11,216          10,763
  Less accumulated depreciation & amortization        6,542           6,105
    Net Property, Plant & Equipment                   4,674           4,658

NON-CURRENT ASSETS                                        0               1

TOTAL ASSETS                                        $ 6,733         $ 6,187

LIABILITIES AND STOCKHOLDERS' EQUITY <DEFICIENCY>

CURRENT LIABILITIES
  Accounts payable                                  $   784         $   639
  Accrued expenses and other current liabilities        352             462
  Current portion of redeemable preferred stock       2,000           1,000
  Preferred dividends payable                           730             446
    Total Current Liabilities                         3,866           2,547

LONG-TERM LIABILITIES
  Subordinated promissory note                        7,000           7,000
  Long-term payable - Health-Chem                     3,141           2,087
  Other long-term debt                                   10              21

REDEEMABLE PREFERRED STOCK                            6,500           7,500

STOCKHOLDERS' EQUITY <DEFICIENCY>
  Common stock                                           40              40
  Retained deficit                                  <13,824>        <13,008>
    Total Stockholders' Equity <Deficiency>         <13,784>        <12,968>

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
<DEFICIENCY>                                        $ 6,733         $ 6,187


See Notes to Consolidated Financial Statements.

                        TRANSDERM LABORATORIES CORPORATION             Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                      (In thousands, except per share data)            Page 3



                                                      For the Nine Months
                                                      Ended September 30,
                                                         1998        1997
REVENUE:
  Net sales                                           $ 4,879     $ 3,365
  Cost of goods sold                                    2,986       2,028
  Gross profit                                          1,893       1,337

OPERATING EXPENSES:
  Selling, general and administrative expense           1,006       1,030
  Legal expense                                           262         166
  Research and development expense                        598       1,753
  Net interest expense                                    610         561
    Total operating expenses                            2,476       3,510

LOSS FROM OPERATIONS                                     <583>     <2,173>
  Other income, net                                       188          71

LOSS FROM OPERATIONS BEFORE TAXES                        <395>     <2,102>
  Income tax <benefit> provision (Note 2)                 <25>        172

NET LOSS                                                 <370>     <2,274>

PREFERRED DIVIDENDS                                       446         464

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            $  <816>    $<2,738>


Earnings per Common Share  (basic & diluted)
 (Note 4):

NET LOSS PER COMMON SHARE                             $ <0.02>    $ <0.07>

Average number of common shares outstanding
  (basic and diluted)  (Note 4)                        40,000      40,000



See Notes to Consolidated Financial Statements.

                        TRANSDERM LABORATORIES CORPORATION             Part I
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)     Item 1
                      (In thousands, except per share data)            Page 4



                                                       For the Three Months
                                                        Ended September 30,
                                                          1998         1997
REVENUE:
  Net sales                                            $ 1,430      $   811
  Cost of goods sold                                     1,305          515
  Gross profit                                             125          296

OPERATING EXPENSES:
  Selling, general and administrative expense              270          314
  Legal expense                                             42           52
  Research and development expense                         226          757
  Net interest expense                                     213          202
    Total operating expenses                               751        1,325

LOSS FROM OPERATIONS                                      <626>      <1,029>
  Other income <expense>                                    94          <24>

LOSS FROM OPERATIONS BEFORE TAXES                         <532>      <1,053>
  Income tax benefit                                         0            3

NET LOSS                                                  <532>      <1,050>

PREFERRED DIVIDENDS                                        148          149

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS             $  <680>     $<1,199>


Earnings per Common Share  (basic & diluted)
 (Note 4):

NET LOSS PER COMMON SHARE                              $ <0.02>     $ <0.03>

Average number of common shares outstanding
  (basic and diluted)  (Note 4)                         40,000       40,000



See Notes to Consolidated Financial Statements.

                         TRANSDERM LABORATORIES CORPORATION          Part I
                   CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)     Item 1
                                  (In thousands)                     Page 5


                                                        For the Nine Months
                                                        Ended September 30,
                                                           1998        1997
Cash was <Used for> Provided by:
OPERATIONS:
 Net loss                                               $  <370>    $<2,274>
 Adjustments to reconcile net loss to net cash
  used for operations:
   Depreciation and amortization                            437         454
   Deferred income taxes                                      0         175
   Loss on disposal of property, plant and
    equipment, net                                            0          10
 Changes in:
   Accounts receivable                                     <328>        443
   Inventories                                             <202>        158
   Other current assets                                      <3>          3
   Other non-current assets                                   1          <1>
   Accounts payable                                         145        <441>
   Accrued expenses and other current liabilities          <112>        <71>
   Income taxes payable                                       0          <3>
 Net cash used for operations                              <432>     <1,547>

INVESTING:
 Additions to property, plant and equipment                <453>       <118>
 Disposal of property, plant and equipment                    0         121
 Net cash <used for> provided by investing                 <453>          3

FINANCING:
 Borrowings from affiliates, net                          1,054       2,878
 Other long-term debt payments                               <9>         <7>
 Redemption of preferred stock                                0      <1,000>
 Preferred dividends paid                                  <162>       <333>
 Net cash provided by financing                             883       1,538

Net Decrease in Cash                                         <2>         <6>
Cash at beginning of period                                  18          21
Cash at end of period                                   $    16     $    15


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                             $   767     $   723
   Income taxes                                               1           1

Supplemental Schedule of Noncash Investing and
 Financing:
  Acquisition of fixed assets through capital
   lease obligations                                    $     0     $    45





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

      The Consolidated Balance Sheet as of September 30, 1998, the Consolidated Statements of Operations and the Consolidated Cash Flow Statements for the interim periods ended September 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of the Company, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.


2.    Taxes on Income (In thousands)             For the Nine Months
                                                 Ended September 30,
                                                   1998         1997
      Taxes on income include
        provision <benefit> for:
         Federal income taxes                    $    0       $  160
         State and local income taxes               <25>          12
           Total                                 $  <25>      $  172

      Taxes on income are comprised of:
         Current                                 $  <25>      $   <3>
         Deferred                                     0          175
           Total                                 $  <25>      $  172

      A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                 For the Nine Months
                                                 Ended September 30,
                                                   1998         1997

      Tax benefit at statutory rate              $ <134>      $ <715>
      <Decrease> increase resulting from:
         State and local taxes, net of federal
          tax benefit                               <47>          13
         Provision for valuation allowance          156          874
      Tax <benefit> provision                    $  <25>      $  172





                        TRANSDERM LABORATORIES CORPORATION           Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 7




      At September 30, 1998, the net valuation allowance relating to tax loss and tax credit carryforwards was $1,365,000. This net valuation allowance consists of a $1,464,000 decrease in tax loss and tax credit carryforwards, partially offset by a $99,000 decrease in a payable to Health-Chem, which is only payable as certain net operating loss and tax credit carryforwards are used. Management determined the valuation allowance was necessary as a result of delays in the anticipated approvals from the United States Food and Drug Administration ("FDA") for the sale of the Company's new transdermal nitroglycerin patches and the lack of a favorable resolution to the Key Pharmaceuticals, Inc. litigation, with such matters contributing to the operating losses of the Company in 1997.


3.    Inventories  (In thousands)

                                        September 30, 1998  December 31, 1997

      Raw materials                             $  718           $  526
      Finished goods and work in process           243              233
      Total inventories                         $  961           $  759


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

                        TRANSDERM LABORATORIES CORPORATION           Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 8


      A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for loss from continuing operations for the periods ended September 30, 1998 and 1997 is presented below (in thousands, except per share amounts):

                                          For the             For the
                                     Nine Months Ended   Three Months Ended
                                       September 30,       September 30,
                                        1998      1997      1998       1997

      Net Loss Applicable to
       Common Stockholders:
        Net loss                     $  <370>  $<2,274>  $  <532>   $<1,050>
        Preferred stock dividends        446       464       148        149
        Loss applicable to common
         stockholders                $  <816>  $<2,738>  $  <680>   $<1,199>

      Basic Earnings Per Common
       Share:
        Weighted average number of
         common shares outstanding    40,000    40,000    40,000     40,000

        Basic loss per common share  $ <0.02>  $ <0.07>  $ <0.02>   $ <0.03>

      Diluted Earnings Per Common
       Share:
        Weighted average number of
         common shares outstanding    40,000    40,000    40,000     40,000
        Stock options                      0         0         0          0

        Weighted average number of
         common shares outstanding
         - diluted                    40,000    40,000    40,000     40,000

        Diluted loss per common
         share                       $ <0.02>  $ <0.07>  $ <0.02>   $ <0.03>


      Options to purchase 11,450,000 and 11,400,000 shares of common stock were outstanding at September 30, 1998 and 1997, respectively. No options were included in the computation of diluted earnings per common share because the Company reported a loss from continuing operations for all periods presented.


5.    Litigation

      In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon's submission to the FDA of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, and for which the Company is awaiting FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. Hercon denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon had not infringed and did not infringe any



                        TRANSDERM LABORATORIES CORPORATION           Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 9




      claim of the patent. Hercon counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. On September 30, 1997, the Delaware District Court ruled in favor of Key both on its infringement claim and on Hercon's claim that Key's patent is invalid and unenforceable. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. Hercon has appealed to the United States Court of Appeals for the Federal Circuit in Washington, D.C. from both the September 30, 1997 judgment and the December 17, 1997 injunction. Oral argument on the consolidated appeals was heard by the appellate court on August 5, 1998. Hercon is awaiting decision by the court. Management continues to believe that Hercon has strong grounds for prevailing on appeal.

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

Results of Operations

Net sales increased $1,514,000 for the nine months ended September 30, 1998 as compared to the same period in 1997. The increase in net sales consists of a $1,271,000 increase in volume and $243,000 in higher selling prices. The net sales increase is due to increases in sales of transdermal nitroglycerin patches of $354,000 and initial sales of over-the-counter pharmaceutical and cosmetic products of $1,160,000. The transdermal nitroglycerin patch sales increase is due primarily to higher foreign sales volumes. During the first half of 1997, in anticipation of increased market pressures and delays in approvals from the FDA for the sale of new nitroglycerin patches, Hercon undertook an organizational restructuring which reduced annual payroll-related expenses by $1,100,000. On October 30, 1998, the Company received FDA market approval for its improved nitroglycerin patches. The Company's newly-approved patches have been rated by the FDA as an accepted generic alternative to Novartis Pharmaceutical Corporation's Transderm Nitro(R) products. The Company's ability to commercially exploit its newly-improved nitroglycerin products is currently being adversely affected by the absence of a favorable resolution to its litigation with Key (the "Key Litigation") (See Note 5 above and discussion below). Current orders for over-the-counter pharmaceutical and cosmetic products are expected to contribute in excess of $1,500,000 in net sales during the fourth quarter of 1998, with additional orders anticipated for delivery in 1999.

Net sales increased $619,000 for the quarter ended September 30, 1998 as compared to the same period in 1997. The increase in net sales consists of a $423,000 increase in volume and $196,000 in higher selling prices. The net sales increase is due to initial sales of over-the-counter pharmaceutical and cosmetic products of $1,160,000, partially offset by decreases in sales of transdermal nitroglycerin patches of $541,000. The transdermal nitroglycerin patch sales decrease is due to lower domestic sales volumes.

Gross profit increased $556,000, or 42%, for the nine months ended September 30, 1998 as compared to the same period in 1997. Gross profit as a percentage of net sales decreased from 40% for 1997 to 39% for 1998. Gross profit increased primarily due to initial sales of over-the-counter pharmaceutical and cosmetic products. Lower margins reflect an increase in lower margin business.

Gross profit decreased $171,000, or 58%, for the quarter ended September 30, 1998 as compared to the same period in 1997. Gross profit as a percentage of net sales decreased from 36% for 1997 to 9% for 1998. These decreases are attributable to an increase in lower margin business.

Selling, general and administrative expenses, excluding legal expenses, decreased $24,000 for the nine months ended September 30, 1998 as compared to the same period in 1997. This decrease is due primarily to lower general and administrative expenses of $97,000, partially offset by a higher allocation of expenses from affiliates of $81,000. Pursuant to a Corporate Services Agreement between the Company and Health-Chem, selling, general and administrative expenses incurred by Health-Chem which cannot be directly attributed to a specific subsidiary are allocated to the Company based upon

                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 11



its net sales as a percentage of Health-Chem's consolidated net sales. The Company's allocation of Health-Chem's total expenses for the nine months ended September 30, 1998 was higher than the comparable period in 1997 due to the Company's share of these expenses increasing from 12% in 1997 to 17% in 1998, partially offset by Health-Chem's total expenses being lower. The decrease in general and administrative expenses is due primarily to lower payroll-related costs which reflect, in part, the organizational restructuring. For the quarter ended September 30, 1998, selling, general and administrative expenses, excluding legal expenses, decreased $44,000 due primarily to lower payroll-related costs.

Legal expenses increased $96,000 for the nine months ended September 30, 1998 as compared to the same period in 1997. The increased legal expenses are due primarily to additional activity associated with the Key Litigation. For the quarter ended September 30, 1998, legal expenses decreased $10,000. This decrease is due to lower general legal matter expenses of $25,000, partially offset by higher Key Litigation expenses of $15,000.

Research and development expenses for the nine months and quarter ended September 30, 1998 decreased $1,155,000 and $531,000, respectively, as compared to the same periods in 1997. These decreases are due primarily to lower payroll-related, outside testing and clinical materials expenses. Payroll-related expenses decreased $413,000 and $26,000, respectively, reflecting the organizational restructuring changes. The Company expects total research and development expenses in 1998 to be lower than 1997 levels.

Net interest expense for the nine months and quarter ended September 30, 1998 increased $49,000 and $11,000, respectively, as compared to the same periods in 1997. These increases are due primarily to higher average outstanding balances on borrowings from affiliates.

The $188,000 other income for the nine months ended September 30, 1998 pertains to $94,000 of development work income in each of the second and third quarters of 1998. The $71,000 other income, net for the nine months ended September 30, 1997 consists primarily of nonrecurring proceeds of $75,000 received in the second quarter of 1997 related to a distribution agreement and first quarter 1997 nonrecurring insurance recovery proceeds of $14,000, partially offset by a loss of $24,000 on the disposal of equipment in the third quarter of 1997. For the quarter ended September 30, 1998, other income increased $118,000 due to the reasons described above.

Loss from operations before taxes decreased $1,707,000 and $521,000 for the nine months and quarter ended September 30, 1998, respectively, as compared to the same periods in 1997 due primarily to the factors discussed above. The Company reported a $25,000 tax benefit on a $395,000 loss from operations for the nine months ended September 30, 1998 as compared to a $172,000 tax provision on a $2,102,000 loss from operations for the same period in 1997. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. At September 30, 1998, the Company recorded a $156,000 net valuation allowance due to losses incurred during the nine months ended September 30, 1998.

Preferred dividends of $446,000 and $148,000 for the nine months and quarter ended September 30, 1998, respectively, reflect dividends accumulated on the Company's Redeemable Preferred Stock, $10.00 par value. Annual dividend payments required are $.70 per share.

The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.



                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 12



Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's consolidated financial statements:
                                             September 30,   December 31,
                                                 1998            1997

Working capital deficit (in thousands)
  (Current assets less current liabilities)   $<1,807>          $<1,019>

Current ratio
  (Current assets/current liabilities)            0.5               0.6

Quick ratio
  (Cash and receivables/current liabilities)      0.3               0.3

Working capital deficit increased $788,000 from December 31, 1997 to September 30, 1998 due to a $1,319,000 increase in current liabilities, partially offset by a $531,000 increase in current assets. Cash decreased $2,000 while accounts receivable, inventories and other current assets increased $328,000, $202,000 and $3,000, respectively. The increase in accounts receivable resulted from an increase in sales in the month of September 1998 as compared to the month of December 1997. The increase in inventory reflects an increase in raw material purchases related to the production of over-the-counter pharmaceutical and cosmetic products. The increase in current liabilities is due to increases in accounts payable, the current portion of the redeemable preferred stock and preferred dividends payable of $145,000, $1,000,000 and $284,000, respectively, partially offset by a decrease in accrued expenses of $110,000.

Cash used for operations for the nine months ended September 30, 1998 was $432,000.

The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

The Company has financed its capital requirements primarily from cash flow generated from operations and borrowings from its affiliates.

Capital expenditures in 1998 for property, plant and equipment are projected to be approximately $700,000. The majority of these capital expenditures will consist of equipment needed to assemble and package the Company's second generation nitroglycerin products and over-the-counter pharmaceutical and cosmetic products.

Health-Chem is a borrower along with its affiliates, including the Company, under the terms of a secured financing agreement with IBJ Schroder Business Credit Corporation (as successor in interest to IBJ Schroder Bank & Trust Company) (the "Bank"). The Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") which was entered into effective January 9, 1997, was comprised of up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. The line of credit's borrowing base is limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory on a consolidated Health-Chem basis. Borrowings under the Loan Agreement are collateralized by a pledge of substantially all of the assets of Health-Chem, the Company and Health-Chem's other operating subsidiaries. The Loan Agreement, which expires on January 9, 2002, contained various financial covenants. On January 21, 1998, Health-Chem entered into a First Amendment (the "Amendment") to the Loan

                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 13


Agreement with the Bank. The Amendment, among other things, amended the terms for drawing upon the term loan and amended certain financial covenants. At September 30, 1998, Health-Chem and its affiliates were in compliance with the covenants, as amended, except for the net worth, current ratio, fixed charge coverage and minimum level of earnings before taxes, depreciation and amortization covenants. This resulted in Health-Chem reclassifying amounts outstanding under the line of credit and term loan to current liabilities.
The Company is currently in negotiations with the Bank to amend the facility. An unfavorable resolution with the Bank would have a material adverse effect on the financial condition and operations of the Company. Pursuant to the Amendment, the maximum term loans amount was reduced from $7,000,000 to $3,998,000, providing a revised aggregate of up to $11,998,000 in senior secured financing. The revolving credit line interest rate was increased to the Bank's prime rate plus .50% and the term loans interest rate was increased to the Bank's prime rate plus .875%. These rates are subject to a .25% decrease upon the Bank's satisfactory review of Health-Chem's financial statements for the year ended December 31, 1998.

The Company is required to make semi-annual interest payments each March and September on its $7,000,000, 9% Subordinated Promissory Note. The Company made the required 1998 semi-annual interest payments in March and September. On May 12, 1998, Hercon and Health-Chem entered into an amendment to the Subordinated Promissory Note, whereby the maturity date of the note and corresponding $7,000,000 principal payment were extended from March 31, 1999 to March 31, 2002.

The Company is required to make semi-annual preferred dividend payments out of funds legally available therefor each March and September at the annual rate of $.70 per share on the then-outstanding shares of its redeemable preferred stock, $10.00 par value. As of June 30, 1998, $162,000 was available for the payment of preferred dividends. In August 1998 the Company declared and paid a dividend of $162,000 in respect of dividends in arrears that were due on September 30, 1997. Legally available funds were not available to make the March 1998 and September 1998 preferred dividend payments, nor were they available to make the required $1,000,000 redemption payment in March 1998. Additional required redemption payments are $1,000,000 annually in 1999 through 2004 and $1,500,000 in 2005. The terms of the preferred stock provide that if either dividends payable on the preferred stock shall be in default in an amount equal to two full semi-annual dividend payments or a mandatory redemption payment is not made, the holder of all of the outstanding shares of the preferred stock shall be entitled to elect the smallest number of Directors necessary to constitute a majority of the Company's Board of Directors until such time as the default is cured. Health-Chem waived this right since, as a practical matter, it already possessed such power.

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem or for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company reimbursed Health-Chem approximately $429,000 and $348,000 for the nine months ended September 30, 1998 and 1997, respectively. The Agreement had an initial term that expired on December 31, 1997 and automatically renewed for a one-year term. The agreement will continue to automatically renew for successive one-year terms unless notice of non-renewal is given by either party.


                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 14



Pursuant to a tax sharing agreement between the Company and Health-Chem, the Company is required to pay Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income. At September 30, 1998, the maximum amount of such payments which may be made in the future was $99,000.

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


Update on the Impact of the Year 2000 Issue

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

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including data processing functions. Health-Chem has assessed the Year 2000 issue and has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The conversion process is considered to have five phases: (1) installation of upgrade to computer operating system; (2) installation of test environment; (3) testing and modifying manufacturing and financial package programs; (4) upgrading manufacturing and financial package programs to live system; and (5) upgrading customized reports and programs. Health-Chem's total cost of converting the software to be Year 2000 compatible is estimated at $100,000. Health-Chem's cost incurred to date is approximately $18,000. Pursuant to the Corporate Services Agreement, the Company reimburses Health-Chem for data processing services based upon an allocation method of the Company's net sales as a percentage of Health-Chem's consolidated net sales. The Company's share of these expenses for the nine months ended September 30, 1998 and 1997 were 17% and 12%, respectively. The Company's portion of Health-Chem's Year 2000 project costs will be expensed as incurred through 1999 and is not expected to have a material effect on the results of operations of the Company.

Through September 30, 1998, Health-Chem has completed phases one and two of the Year 2000 project. In January, the upgrade for the computer operating system was installed. In August, consultants from the software manufacturer installed the test environment. Management information system personnel have commenced phase three by prioritizing programs that have a material effect on daily production, inventory control and invoicing. Health-Chem has targeted completion of the Year 2000 project for June 1999. Health-Chem presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be resolved. If such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material adverse effect on the operations of the
                          TRANSDERM LABORATORIES CORPORATION          Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS    Page 15


Company. Although Health-Chem is uncertain about the duration of a worst case scenario, the Company's most reasonable likely worst case scenario would be to lose temporarily the ability to process transactions, send invoices, or engage in similar normal business activities. Health-Chem is developing a contingency plan which will include, but is not limited to, maintaining records on a manual system until a portion or all of the computer system recovers. Health-Chem believes a worst case scenario is unlikely but if it did occur it could have a material adverse effect on the operations of the Company.

The Company is assessing the effect of the Year 2000 issue on its non-information technology systems, however the Company believes that it will not have a material impact on the operations of the Company. The Company is addressing Year 2000 issues relating to third parties with which it has a material relationship by sending questionnaires to vendors, suppliers and customers who would have a material impact on the Company's operations if their operations were disrupted. The Company's operations could be adversely affected if such vendors, suppliers and customers do not prepare for the impact of the Year 2000. Companies responding to the Company's questionnaire have indicated an awareness of and preliminary preparation for dealing with the impact of the Year 2000 on their operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

(a) Reference is made to Note 5 of the Notes to Consolidated Financial Statements for information concerning the litigation between Key
Pharmaceuticals, Inc. and Hercon Laboratories Corporation.

(b) In October 1995, Gershon Yormack, a stockholder of the Company's parent, Health-Chem Corporation ("Health-Chem") initiated an action against Health-Chem, its directors and the Company in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Common Stock of the Company granted to each of Marvin M. Speiser, Health-Chem's Chairman of the Board and President, and Robert D. Speiser, the Company's President and Health-Chem's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 Health-Chem caused the Company to issue an option to purchase shares of the Company's Common Stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser (the "Options"). The plaintiff alleged that this price for Common Stock of the Company offered by Health-Chem to its stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995) was substantially less than the fair market value of such Company Common Stock.

In October 1998, plaintiff and defendants reached a settlement, subject to court approval, of this derivative action. The major terms of the settlement are that: (i) the exercise price of the Options shall be increased to an average of $0.15 per share; (ii) the Company and Robert D. and Marvin M. Speiser will agree that no additional options to purcahse the Company's stock will be issued to the Speisers during the term of the Options; (iii) the Speisers will not exercise the Options before April 4, 2000, unless there is a transaction in which the Company is acquired, in which case the number of Options exercisable will be limited to 20% of the total Options for each year that has passed subsequent to their authorization; (iv) the action will be dismissed, with prejudice, thereby releasing defendants from liability for all claims which were or could have been asserted in the action; and (v) plaintiff's counsel will apply to the Court for attorneys' fees and expenses in the amount of $70,000, to be paid by Health-Chem.

A hearing is scheduled to be held before the Court of Chancery on November 18, 1998 to determine whether the Court should approve the proposed settlement.

                                                                   Part II
                                                                    Item 6
                                                                   Page 16




Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      None.

(b) During the quarter ended September 30, 1998, the Company did not file any reports on Form 8-K.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSDERM LABORATORIES CORPORATION

November 9, 1998               /s/  Robert D. Speiser
                               By:  Robert D. Speiser
                                    President
                                    (Principal Executive Officer)

                               /s/  Ronald J. Burghauser
                               By:  Ronald J. Burghauser
                                    Vice President-Finance
                                    (Principal Financial Officer)
                                    (Principal Accounting Officer)
