Form 10-K
period 1998-12-31
TRANSDERM LABORATORIES CORP
filed 1999-11-23
CIK 948704

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

For the fiscal year ended December 31, 1998     Commission File Number 0-27642

                         TRANSDERM LABORATORIES CORPORATION
                (Exact name of registrant as specified in its charter)

           Delaware                      13-3518345
    (State of Incorporation)     (I.R.S. Employer Identification Number)

                  460 Park Avenue, Suite 1300, New York,  NY  10022
                      (Address of principal executive offices)

                      Registrant's Telephone Number: 212-751-5600

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         None


            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        Common Stock, $.001 Par Value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12
months, Yes     No  X ; and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

As of August 31, 1999, 40,000,000 shares of the registrant's Common Stock were outstanding. The aggregate market value of the Common Stock (based on the last reported sale price on such date) held by non-affiliates was approximately $29,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                   None

The Exhibit Index appears on page 47.

FORM 10-K                                                              PART I



ITEM 1.  BUSINESS

Transderm Laboratories Corporation is a Delaware corporation and conducts its business primarily through its subsidiary, Hercon Laboratories Corporation ("Hercon"). Unless the context otherwise requires, the term "Company" includes Transderm Laboratories Corporation and Hercon, of which the Company owns 98.5%. The Company operates in a single business segment with several different products. The Company's executive offices are located in New York, New York. The Company is a 90%-owned subsidiary of Health-Chem Corporation ("Health-Chem").

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

The Company is also engaged in the development, manufacture and marketing of over-the-counter pharmaceutical and cosmetic products. These products are natural extensions of the Company's expertise developed in transdermal drug delivery systems.


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


PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

  Nitroglycerin Transdermal Systems

Since 1986, the Company has manufactured a transdermal nitroglycerin patch which is used for transdermal relief of vascular and cardiovascular symptoms related to angina pectoris. This patch was the first such product introduced in the United States for the generic market. Since that time, the Company has sold over 245 million of these patches. The Company sells this product to

Watson Laboratories, Inc. for distribution in the United States and to Almirall Prodesfarma S.A. for distribution in Spain.

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

On October 30, 1998, the Company received United States Food and Drug Administration ("FDA") approval for its improved nitroglycerin patches which have been rated by the FDA as an accepted generic alternative to Novartis Pharmaceutical Corporation's Transderm Nitro(R) products. The Company is currently not commercially exploiting this product as a result of the unfavorable decision in the Company's litigation with Key Pharmaceuticals, Inc. See "Item 3. Legal Proceedings".

In March 1999, the Federal Register published a Notice containing a proposal by the FDA to withdraw approval of a number drug applications relating to transdermal nitroglycerin products, including the Company's product which it has manufactured and marketed since 1986 (the "NTS Product"). In May 1999, the Company filed a detailed submission of data, information and analyses in support of its contention that the FDA's proposed actions are factually and legally baseless and that the Company is entitled as a matter of law to summary judgment in its favor and rescission of the Notice. The Company also submitted a timely request for a hearing in accordance with the Notice and FDA regulations in the event the Notice is not rescinded or that summary judgment is not granted in favor of the Company. To date, there has been no action taken by the FDA in respect of the Notice or the Company's submission. There can be no assurance that the Company will be successful in obtaining any of the relief sought in its submission. If the FDA rejects the Company's contentions, the FDA could at that time decide without further proceedings to withdraw the approval of the NTS Product. In that event, unless either the FDA or an appropriate United State Court of Appeal were to stay the FDA action, the Company would be precluded from continuing to manufacture and market the NTS Product. Such a development would have a material adverse impact on the business of the Company.

  Over-the-Counter Pharmaceutical and Cosmetic Products

Since 1998, the Company has manufactured over-the-counter pharmaceutical and cosmetic products which are used to clean facial pores. These deep cleansing facial pore strips are designed to remove clogged dirt, oil and blackheads from the nose, chin, forehead and anywhere else on the face that needs deep cleaning. The Company has sold these products to Revlon Consumer Products Corporation and Advanced Research Laboratories for distribution in the United States, Canada and certain other foreign countries.

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

  Other Products

The Company is also developing transdermal and topical systems for the delivery of drugs including anesthetics and cardiovascular agents. A number of other feasibility studies are currently being conducted. Several products under evaluation are being targeted to compete in the non-prescription or over-the-counter and cosmetics markets.

For those additional products where FDA approval is necessary, there can be no assurance that FDA filings for such products will be effected nor that FDA approval will be obtained.

To date, the Company has pursued the development of delivery systems primarily using its own resources. The Company's ability to develop and commercialize products in the future will largely depend on its ability to enter into collaborative arrangements with pharmaceutical companies. No assurances can be given that the Company will enter into collaborative arrangements or that such collaborative arrangements will be successful. In addition, there can be no assurance that the Company will be able to develop products successfully or that the Company will be successful in the manufacturing or commercialization of such products.

RESEARCH AND DEVELOPMENT

The Company's pharmaceutical research and development laboratory facilities are maintained in its York, Pennsylvania facilities. At August 31, 1999, the Company employed six full time employees with varying technical backgrounds, including pharmaceutics and pharmaceutical sciences, to conduct its research and development efforts in this area. Independent laboratories are generally engaged for clinical testing. See the Consolidated Statements of Operations included below under "Item 8. Financial Statements" for the amount of research and development costs incurred during 1998, 1997 and 1996.

MANUFACTURING; SUPPLY

The Company manufactures its products at a fully-equipped, state-of-the-art facility in York, Pennsylvania. The Company's products are manufactured in accordance with Good Manufacturing Practices ("GMP") prescribed by the FDA.

The manufacture of advanced transdermal drug delivery systems requires specialized skills in several areas, as well as specialized manufacturing equipment. The Company's process development and design engineers work closely with the research and development department starting early in the product design stage, resulting in efficiencies in the manufacturing development process. All scale up work, commencing with initial product development trials, is conducted on full-size, completely functional manufacturing equipment, reducing delays in the development and approval process and smoothing the transition to commercial production. Some of this equipment is manufactured in-house; the balance is fabricated by outside manufacturers to the Company's specifications. The Company believes that this equipment provides a decided advantage in the manufacture of the complex multilayer systems necessary for successful transdermal drug delivery. The Company currently has assembly packaging equipment in place having a single shift capacity of over 35 million patches annually. Additional equipment has been qualified to increase this capacity to over 70 million patches and support the market introduction of the Company's next generation of nitroglycerin patches. In addition to the above equipment, the Company purchased and placed into service die cutting and packaging equipment for pore strip production with an annual single shift capacity of over 30 million units. Due in large part to the unfavorable decision in the Company's litigation with Key Pharmaceuticals, Inc., as of the date of this report, the Company's manufacturing facility is operating significantly below capacity. See "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company believes that its current approximately 61,000 square foot plant will be sufficient for product expansion for the foreseeable future.

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

COMPETITION

The Company's primary competitors that develop and/or manufacture transdermal drug delivery systems include Alza Corporation, Elan Corporation, plc, Ethical Holdings, PLC, Mylan Laboratories Inc., Novartis Pharmaceuticals Corp., Noven Pharmaceuticals, Inc. and Schering-Plough Corporation. The Company's primary competitors that develop and/or manufacture deep cleansing facial pore strips are The Andrew Jergens Company and Chesebrough-Pond's USA Company. These companies have substantially greater financial resources and larger research and development staffs than the Company, and may have substantially greater experience in developing products, in obtaining regulatory approvals and in manufacturing and marketing pharmaceutical and cosmetic products. Many other pharmaceutical companies have the financial resources to acquire the skills necessary to develop transdermal systems.

The Company's transdermal products also compete with drugs marketed in traditional dosage forms, including oral doses, injections and continuous infusion. New drugs, new therapeutic approaches or further developments or innovations in alternative drug delivery methods, such as time release capsules, liposomes and implants, may provide greater therapeutic benefits for a specific indication or may offer comparable performance at lower cost, than those offered by the Company's current transdermal drug delivery systems. There can be no assurance that the Company will successfully develop technologies and products that are more effective or affordable than those being developed by its competitors. In addition, one or more of the Company's competitors may achieve product commercialization or obtain patent protection earlier than the Company. Competitive products have either been approved or are being developed for most of the Company's current or development stage products. The first product to reach the market in a therapeutic area often has a significant competitive advantage relative to later entrants to the market. The Company's pore strip products also compete in a highly competitive market. Competitive pore strip products were introduced to the market earlier than the Company's products. There can be no assurance that product introductions or developments by others will not render the Company's products or technologies non-competitive or obsolete.

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

PATENTS AND PROPRIETARY RIGHTS

The Company has obtained various U.S. and foreign patents and trademarks (which expire from time to time) for certain of its products and processes. While it is the Company's view that these patents and trademarks are a valuable asset, the Company does not consider any single patent or trademark to be of material importance to its business as a whole. The Company continues to seek patent and trademark protection for its proprietary technologies and products as it believes is appropriate in the U.S. and abroad. Except for the litigation matter with Key Pharmaceuticals, Inc. described below under "Item 3. Legal Proceedings", the Company currently is not aware of any claims of infringement against its products or technologies.

There can be no assurance that any of the Company's patents will provide proprietary protection or be circumvented or invalidated. The Company may be required or may desire to obtain licenses from others to develop, manufacture and market commercially viable products. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or that any licensed patents or proprietary rights will be valid and enforceable.

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

GOVERNMENT REGULATION; ENVIRONMENTAL MATTERS

The research and development, manufacture and marketing of cosmetics and drug delivery systems are subject to regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacturing, safety, effectiveness, labelling, storage, record keeping, approval, advertising and promotion of the Company's products. The regulations and statutes applicable to the Company's drug products may change as the currently limited number of approved transdermal drug delivery products increases and regulators acquire additional experience in this area.

Each domestic drug product manufacturing establishment must be registered with and inspected by the FDA. Drug product manufacturing establishments located in Pennsylvania must be registered with the Pennsylvania Department of Health. Establishments handling controlled substances must be licensed by the United States Drug Enforcement Administration ("DEA"). Domestic drug and cosmetic manufacturing establishments are subject to periodic inspections by the FDA for GMP compliance.

Sales of the Company's products outside the United States are subject to regulatory requirements governing human clinical trials and marketing approval for drugs and transdermal delivery systems. These requirements vary widely from country to country.

There can be no assurance that problems will not arise that could delay or prevent the commercialization of the Company's products, or that the FDA and foreign regulatory agencies will be satisfied with the results of the clinical trials and approve the marketing of any products. See "PRODUCTS AND PRODUCTS UNDER DEVELOPMENT - Nitroglycerin Transdermal Systems" above.

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

CUSTOMERS;  GOVERNMENT CONTRACTS

Currently, the Company sells its transdermal nitroglycerin patches to one customer for distribution in the United States and to one customer for distribution in Spain. The Company has sold its over-the-counter pharmaceutical and cosmetic pore strip products to two customers for distribution in the United States, Canada and certain other foreign countries.

Sales of transdermal nitroglycerin patches to Watson Laboratories, Inc. and Warner Chilcott Laboratories and sales of over-the-counter pharmaceutical and cosmetic products to Revlon Consumer Products Corporation each accounted for 10% or more of total revenues for the year ended December 31, 1998. See Note 1a of the Notes to Consolidated Financial Statements included below under "Item 8. Financial Statements" for (i) the percentage of sales to each major customer who was responsible for 10% or more of total revenues during 1998, 1997 and 1996 and (ii) foreign sales during the same three years.

The Company does not currently nor has it the preceding three years sold any of its products under government contracts.

EMPLOYEES

As of August 31, 1999, the Company employed thirty-eight full time employees. Of these, six were engaged in research and development, twenty-five in process development and manufacturing and seven in other disciplines. Nine employees at the Company's York, Pennsylvania facility are covered by a collective bargaining agreement with a local of the R.W.D.S.U. (an AFL-CIO unit) for a three year period ending December 10, 2001. The Company believes its relations with employees are good.

ITEM 2.  PROPERTIES

The Company owns an approximately 61,000 square foot building in York, Pennsylvania which is used for manufacturing, quality control, research and development, warehousing and office space. The Company's manufacturing facility complies with GMP standards and is operating under a license from the DEA and pursuant to registration with the Pennsylvania Department of Health.


ITEM 3.  LEGAL PROCEEDINGS

In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon's submission to the FDA of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, for which the Company has applied for FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of Key's patent. Hercon denied the material allegations of the complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon had not infringed and did not infringe any claim of the patent. Hercon counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon's claim that Key's patent is invalid and unenforceable.
On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. In November 1998, the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the "CAFC") affirmed the Delaware District Court's ruling in favor of Key. In January 1999, the CAFC denied Hercon's petition for rehearing of its appeal. Hercon is currently reviewing its options with respect to the manufacture and marketing of its improved nitroglycerin patches.

In October 1995, Gershon Yormack, a stockholder of the Company's parent, Health-Chem Corporation ("Health-Chem"), initiated an action against Health-Chem, its directors and the Company in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Common Stock of the Company granted to each of Marvin M. Speiser, Health-Chem's Chairman of the Board and President, and Robert D. Speiser, the Company's President and Health-Chem's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 Health-Chem caused the Company to issue an option to purchase shares of the Company's Common Stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser (the "Options"). The plaintiff alleged that this price for Common Stock of the Company offered by Health-Chem to its stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995) was substantially less than the fair market value of such Company Common Stock. In November 1998, the court approved a settlement reached between the plaintiff and the defendants pursuant to which the defendants neither admitted nor denied any wrongdoing or liability. The material terms of the settlement were that: (i) the exercise price of the Options was increased to an average of $0.15 per share; (ii) the Company and Robert D. and Marvin M. Speiser agreed that no additional options to purchase the Company's stock will be issued to the Speisers during the term of the Options; (iii) the Speisers will not exercise the Options before April 4, 2000, unless there is a transaction in which the Company is acquired, in which case the number of Options exercisable will be limited to 20% of the total Options for each year that has passed subsequent to their authorization; (iv) the action was dismissed, with prejudice, thereby releasing defendants from liability for all claims which were or could have been asserted in the action; and (v) plaintiff's counsel received fees and expenses in the amount of $70,000 which were paid by Health-Chem Corporation.


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

FORM 10-K                                                            PART II




ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock is traded on the NASDAQ OTC Bulletin Board under the symbol TLCC.

The high and low sales prices for the Company's Common Stock, as reported by NASDAQ, have been as follows during the two years ended December 31, 1998:

                              1998                    1997
      QUARTER             High     Low           High      Low
      1st                $0.25   $0.063         $0.625   $0.125
      2nd                 0.719   0.063          0.25     0.125
      3rd                 0.75    0.031          0.50     0.156
      4th                 0.594   0.04           0.25     0.125

There were approximately 149 holders of record of the Company's Common Stock as of August 31, 1999.

The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


The following table presents selected consolidated financial information derived from the Company's consolidated financial statements. The Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements" included herein.

                                          Year Ended December 31,
                                  1998     1997     1996     1995     1994
                                   (In thousands, except per share amounts)
Net sales                      $ 6,907  $ 5,299  $12,146  $12,495  $12,104

<Loss> income from
  operations                   $  <674> $<2,222> $    84  $ 1,416  $ 1,129

Net <loss> income                 <674>  <2,222>      84    1,416    1,129

Preferred dividends                595      612      674      233       --

Net <loss> income applicable
  to common stockholders       $<1,269> $<2,834> $  <590> $ 1,183  $ 1,129

Net <loss> income per common
  share (basic and diluted)    $ <0.03> $ <0.07> $ <0.01> $  0.03

Common shares outstanding       40,000   40,000   40,000   40,000

Dividends per share                  0        0        0        0        0

Total assets                   $ 7,012  $ 6,187  $ 7,863  $ 9,319  $ 9,130

Long-term debt, (including
  current portion)             $10,456  $ 9,121  $ 7,000  $ 7,200  $ 7,692

Redeemable preferred stock     $ 8,500  $ 8,500  $ 9,500  $10,000

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

On April 15, 1999, the Company's parent company, Health-Chem defaulted on its obligation to repay $8 million in principal as well as the accrued interest of $.4 million due on it 10.375% convertible subordinated debentures at maturity. Effective August 1999, besides the operations of the Company, Health-Chem does not have any other operating activities. Health-Chem was also a borrower along with its affiliates, including the Company, under the terms of a secured financing agreement with IBJ Whitehall Business Credit Corporation. The loan was repaid in August 1999 with the proceeds from the sale of assets of Health-Chem's Herculite Products, Inc. and Hercon Environmental Corporation subsidiaries. Out of such proceeds, Health-Chem made a $1.9 million partial repayment of its debt obligations in respect of the debentures in September 1999. Health-Chem's ability to repay the balance of the obligations on the debentures is contingent, among other things, upon the Company's effecting a business solution with regard to the manufacture of its new nitroglycerin products and the Company's ability to secure financing from a financial institution. There can be no assurance that Health-Chem or the Company will be successful in their efforts toward that end. Under the terms of the subordinated debentures between Health-Chem and Bankers Trust Company as indenture trustee (the "Trustee"), the trustee can institute an action or proceeding at law or in equity for the collection of the sums due and unpaid. No concessions have been offered by the Trustee that it will continue to abstain from exercising such rights. In the circumstances, Health-Chem is not able to meet its payment obligations and does not have in place an effective plan to mitigate such conditions. In compliance with generally accepted accounting principles, the Company's Statement of Assets and Liabilities as of December 31, 1998 have been presented on a liquidation basis. Accordingly, the net assets of the Company as of that date are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Estimates used in the liquidation basis of accounting are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and there are a number of important factors that could cause actual results to differ from these estimates.

The viability of the Company is dependent upon its ability to generate cash flow sufficient to sustain operations by increasing sales of existing products or introducing commercially viable new products based on similar technology, to more fully utilize its existing manufacturing capacity. Although the Company has a competitive design for its transdermal nitroglycerin products that were approved by the FDA in 1998, it has not sold such patches due to the result of litigation with Key Pharmaceuticals, Inc. discussed in Item 3 of this report. Arrangements that would allow for the production and sale of the improved patch are being pursued but there can be no assurance that such efforts will be successful. Sales of the Company's pore strip products have also declined. Management cannot predict if or when sales of its pore strip products may recover. Research and development activities are ongoing but there can be no assurance that commercially viable products will be developed.

Results of Operations
This information in the following paragraph is provided due to the timing of filing this Form 10-K:

Net sales of $3.6 million for the nine months ended September 30, 1999 were $1,268,000 lower than net sales in the same period in 1998, due primarily to lower domestic sales volumes of transdermal nitroglycerin patches. Gross profit for the nine months ended September 30, 1999 was $715,000 lower than gross profit in the same period in 1998. Gross profit as a percentage of sales declined to 32.6% for 1999 from 38.8% for 1998.

Year ended December 31, 1998 versus December 31, 1997

Net sales increased by $1,600,000 to $6,900,000 in 1998 as compared to $5,300,000 in 1997. The increase in net sales consists of a $1,400,000 increase in volume and $200,000 in higher selling prices. The net sales increase is due to initial sales of over-the-counter pharmaceutical and cosmetic pore strip products of $2,400,000, partially offset by decreases in sales of transdermal nitroglycerin patches of $800,000. The transdermal nitroglycerin patch sales decrease is due primarily to lower domestic sales volumes. The Company received FDA approval in October 1998 for its improved nitroglycerin patches which have been rated by the FDA as an accepted generic alternative to Novartis Pharmaceutical Corporation's Transderm Nitro(R) products. However, the Company is not currently commercially exploiting its newly-approved nitroglycerin products due to the unfavorable decision in the Company's litigation with Key Pharmaceuticals, Inc. (the "Key Litigation") (See Note 5 of the Notes to Consolidated Financial Statements).

Gross profit increased by $100,000 to $2,400,000 or 34.3% of net sales in 1998 from $2,300,000 or 44.1% of net sales in 1997. Gross profit increased primarily due to initial sales of over-the-counter pharmaceutical and cosmetic pore strip products. Lower margins reflect a change in product mix from higher margin to lower margin business.

Selling, general and administrative expenses, excluding legal expenses, were approximately $1,400,000 in both 1998 and 1997. A higher allocation of expenses from affiliates of $146,000 was largely offset by lower selling, general and administrative expenses of $140,000. Pursuant to a Corporate Services Agreement between the Company and Health-Chem, selling, general and administrative expenses incurred by Health-Chem which cannot be directly attributed to a specific subsidiary have been allocated to the Company based upon its net sales as a percentage of Health-Chem's consolidated net sales. The Company's allocation of Health-Chem's total expenses in 1998 was higher than 1997 due to the Company's share of these expenses increasing from 14% in 1997 to 18% in 1998, partially offset by Health-Chem's total expenses being lower. The decrease in selling, general and administrative expenses is due primarily to lower payroll-related costs.

Legal expenses decreased $15,000 for the year ended December 31, 1998 as compared to the same period in 1997. The decreased legal expenses are due primarily to lower general legal matter expenses, partially offset by higher expenses related to the Key Litigation.

Research and development expenses decreased $1,300,000, or 61.5%, for the year ended December 31, 1998 as compared to the same period in 1997. The decrease is due primarily to lower payroll-related, outside testing and clinical materials expenses. The Company expects total research and development expenses related to pharmaceutical products in 1999 to be lower than 1998 levels.

Net interest expense increased $75,000, or 9.8%, for the year ended December 31, 1998 as compared to the same period in 1997 due primarily to additional interest related to higher average outstanding balances on borrowings from affiliates.

Income tax benefit was $25,000 in 1998 compared to a provision for income taxes of $35,000 in 1997. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. At December 31, 1998, the Company recorded a $285,000 net valuation allowance due to losses incurred during 1998. At December 31, 1998, the net valuation allowance relating to tax loss and tax credit carryforwards was $666,000. This net valuation allowance consists of a $742,000 decrease in tax loss and tax credit carryforwards, partially offset by a $76,000 decrease in a payable to Health-Chem, which is only payable as certain net operating loss and tax credit carryforwards are used. At December 31, 1997, the Company recorded a $1,082,000 net valuation allowance relating to tax loss and tax credit carryforwards, with such valuation allowance directly increasing the income tax provision. This net valuation allowance consisted of a $1,307,000 decrease in tax loss and tax credit carryforwards, partially offset by a $225,000 decrease in a payable to Health-Chem which was only payable as certain net operating loss and tax credit carryforwards were used. See Note
6 of the Notes to Consolidated Financial Statements.

Year ended December 31, 1997 versus December 31, 1996

Net sales decreased by $6,800,000 to $5,300,000 in 1997 as compared to $12,100,000 in 1996. The decrease in net sales consisted of a $6,700,000 decrease in volume and $100,000 in lower selling prices. The net sales decrease was due primarily to the absence of sales to a former domestic distributor who had accounted for approximately 38% of the Company's sales for the year ended December 31, 1996. The most recent sales to this distributor were during the fourth quarter of 1996. Sales to both of the Company's current domestic distributors of nitroglycerin patches also decreased during 1997 as compared to 1996. During the first half of 1997, in anticipation of increased market pressures and delays in approvals from the FDA for the sale of new nitroglycerin patches, Hercon undertook an organizational restructuring which reduced annual payroll-related expenses by $1,100,000.

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

Selling, general and administrative expenses, excluding legal expenses, were approximately $1,400,000 in 1997 as compared to $2,200,000 in 1996. The $800,000 decrease was due primarily to a lower allocation of expenses from affiliates, amounting to approximately $480,000, from lower payroll-related expenses of approximately $110,000 and from lower consulting costs of approximately $100,000. The Company's allocation of Health-Chem's total expenses in 1997 was lower than 1996 due to Health-Chem's total expenses being lower and to the Company's share of these expenses dropping from 26% in 1996 to 14% in 1997. The decrease in payroll-related expenses reflected, in part, the organizational restructuring. The decrease in consulting costs was due primarily to lower outside consulting service expenses related to the Company's applications with the FDA to market improved transdermal nitroglycerin products.

Legal expenses decreased $1,800,000 for the year ended December 31, 1997 as compared to the same period in 1996. The decreased legal expenses were due primarily to reduced activity associated with the Key Litigation.

Research and development expenses decreased $200,000, or 6.8%, for the year ended December 31, 1997 as compared to the same period in 1996. Payroll-related expenses decreased $480,000, reflecting the organizational restructuring changes. The decrease was partially offset by higher outside testing expenses.

Net interest expense increased $310,000, or 68.4%, for the year ended December 31, 1997 as compared to the same period in 1996 due primarily to $230,000 in additional interest related to higher average outstanding balances on borrowings from affiliates and to an $85,000 reduction in capitalized interest related to new equipment under construction.

Provision for income taxes was $35,000 in 1997 as compared to a benefit of $4,000 in 1996. Income tax provision or benefit varies with the amount and nature of the components of income or loss from operations before income taxes. At December 31, 1997, the Company recorded a $1,082,000 net valuation allowance relating to tax loss and tax credit carryforwards, with such valuation allowance directly increasing the income tax provision. This net valuation allowance consisted of a $1,307,000 decrease in tax loss and tax credit carryforwards, partially offset by a $225,000 decrease in a payable to Health-Chem which was only payable as certain net operating loss and tax credit carryforwards were used. During 1996, the Company reversed a portion of the valuation allowance amounting to $25,000, with such reversal directly reducing the income tax provision. See Note 6 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The following measures of liquidity are drawn from the Company's Consolidated Financial Statements only for 1997 and are unavailable for 1998 since the financial statements are presented on a liquidation basis:

            Working capital deficit (current assets less
              current liabilities, in thousands)             $<1,019>
            Current ratio (current assets/
              current liabilities)                               0.6
            Quick ratio (cash and receivables/
              current liabilities)                               0.3

The following measures of liquidity are drawn from the Company's December 31,
1998 financial statements.   Accounts receivable increased $924,000 while cash
and inventory decreased $9,000 and $3,000, respectively. Accounts payable, accrued expenses and other liabilities increased by $326,000. The increase in accounts receivable resulted from an increase in sales in the month of December 1998 as compared to the month of December 1997 and also reflects the timing of customer payments. The increase in liabilities is due to increases in accounts payable and preferred dividends payable of $417,000, and $433,000, respectively, partially offset by a decrease in accrued expenses of $89,000.

Cash <used for> provided by operations for the years ended December 31, 1998, 1997 and 1996 was approximately $<700,000>, $<1,200,000> and $700,000, respectively.

The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

Capital expenditures for property, plant and equipment were $520,000 in 1998, $128,000 in 1997 and $357,000 in 1996. The expenditures in 1998 related to equipment needed to assemble and package the Company's over-the-counter pharmaceutical and cosmetic products and second generation nitroglycerin products. Capital expenditures in 1999 for property, plant and equipment are projected to be approximately $300,000. The majority of these capital expenditures will consist of equipment needed to assemble and package the Company's over-the-counter pharmaceutical and cosmetic products and second generation nitroglycerin products.

The Company has financed its capital requirements primarily from borrowings from its affiliates.

Health-Chem was a borrower along with the Company, under the terms of a secured financing agreement with IBJ Whitehall Business Credit Corporation (as successor in interest to IBJ Schroder Business Credit Corporation) ("IBJ"). Outstanding borrowings under this agreement were paid off in August, 1999 with the proceeds from the sale of assets of Health-Chem's Herculite Products, Inc. ("Herculite") and Hercon Environmental Corporation ("Hercon Environmental") subsidiaries. The Company is currently working on a business solution in regard to the manufacture of its new nitroglycerin products, along with securing up to $1.5 million financing from a financial institution. A failure to effect such a business solution or to secure such financing for short-term capital requirements would have a material adverse effect on the financial condition of the Company and its ability to continue operations.

The Company is required to make semi-annual interest payments each March and September on its $7,000,000, 9% Subordinated Promissory Note. The Company made the required 1998 and 1999 semi-annual interest payments in March and

September. On May 12, 1998, Hercon and Health-Chem entered into an amendment to the Subordinated Promissory Note, whereby the maturity date of the note and corresponding $7,000,000 principal payment were extended from March 31, 1999 to March 31, 2002.

The Company is required to make semi-annual preferred dividend payments out of funds legally available therefore each March and September at the annual rate of $.70 per share on the then-outstanding shares of its redeemable preferred stock, $10.00 par value. As of June 30, 1998, $162,000 was available for the payment of preferred dividends. In August 1998, the Company declared and paid a dividend of $162,000 in respect of dividends in arrears that were due on September 30, 1997. Legally available funds were not available to make the 1998 and 1999 preferred dividend payments, nor were they available to make the required $1,000,000 redemption payments in March 1998 and 1999. Additional required redemption payments are $1,000,000 annually in 1999 through 2004 and $1,500,000 in 2005. Legally available funds were also not available to make either the preferred dividend payment or the required redemption payment in March 1999. The terms of the preferred stock provide that if either dividends payable on the preferred stock shall be in default in an amount equal to two full semi-annual dividend payments or a mandatory redemption payment is not made, the holder of all of the outstanding shares of the preferred stock shall be entitled to elect the smallest number of Directors necessary to constitute a majority of the Company's Board of Directors until such time as the default is cured. Health-Chem waived this right since, as a practical matter, it already possessed such power.

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem or, for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company reimbursed Health-Chem approximately $667,000, $521,000 and $998,000 in 1998, 1997, and 1996, respectively. The agreement expired on December 31, 1998 and automatically renewed for a one-year term. The agreement will continue to automatically renew for successive one-year terms unless notice of non-renewal is given by either party. The Company and Health-Chem are currently reconsidering the method of allocation in light of the sale of assets of Health-Chem's Herculite and Hercon Environmental subsidiaries in August 1999.

Pursuant to a tax sharing agreement between the Company and Health-Chem, the Company is required to pay Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income. At December 31, 1998, the maximum amount of such payments which may be made in the future was $76,000.

The semi-annual interest payment on the subordinated promissory note is $315,000 and the semi-annual dividend on the preferred stock currently outstanding is $297,500. In addition to the cumulative dividends and interest payments, the Company is obligated to redeem the preferred stock and repay the promissory note as described above. Internally generated funds are not currently sufficient to provide the Company with cash to meet all of these retirement and redemption obligations and thus the Company will need to either continue to obtain waivers and amendments of some of these payment obligations or raise additional capital from third parties. The Company is currently working on a business solution in regard to the manufacture of its new nitroglycerin products, along with securing up to $1.5 million financing from a financial institution. A failure to effect such a business solution or to secure such financing for short-term capital requirements would have a material adverse effect on the financial condition and operations of the Company.

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

Prior to August 19, 1999, the Company maintained an IBM AS400 computer system for which it completed a Year 2000 project upgrade in July 1999. This system was sold to Aberdeen Road Company on August 19, 1999 as part of the sale of assets of Herculite and Hercon Environmental. The Company has access to the AS400 computer system for six months after the sale for historical information. The Company currently leases a new personal computer based system which is Year 2000 compliant. The Company presently believes that it has resolved its Year 2000 Issue concerns. If unforseen problems arise, although the Company is uncertain about the duration of a worst case scenario, the Company's most reasonably likely worst case scenario would be to temporarily lose the ability to process transactions, send invoices or engage in similar normal business activities. The Company has developed a contingency plan which includes maintaining records on a manual system until a portion or all of the computer system recovers. The Company believes a worst case scenario is unlikely but if it did occur it could have a material adverse effect on the operations of the Company.

The Company has assessed the effect of the Year 2000 Issue on its non-information technology systems, and believes that it will not have a material impact on the operations of the Company. The Company has addressed Year 2000 issues relating to third parties with which it has a material relationship by sending questionnaires to vendors, suppliers and customers who could have a material impact on the Company's operations if their operations were disrupted. The Company's operations could be adversely affected if such vendors, suppliers and customers do not prepare for the impact of the Year 2000. Companies responding to the Company's questionnaires have indicated an awareness of and preparation for dealing with the impact of the Year 2000 on their operations.

ITEM 8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

                                                                PAGE

Reports of Independent Accountants                             18-19

Consolidated Statement of Assets and Liabilities                  20
  (Liquidation Basis) - December 31, 1998

Consolidated Balance Sheet - December 31, 1997                    21

Consolidated Statements of Operations
  Years Ended December 31, 1998, 1997 and 1996                    22

Consolidated Cash Flow Statements
  Years Ended December 31, 1998, 1997 and 1996                    23

Consolidated Statements of Capital Deficiency
  Years Ended December 31, 1998, 1997 and 1996                    24

Notes to Consolidated Financial Statements                     25-36

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
of Transderm Laboratories Corporation:


We have audited the accompanying consolidated financial statements of Transderm Laboratories Corporation and Subsidiary as of December 31, 1998 and for the year then ended, listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 1(a) to the financial statements, the Trustee of $8,000,000 of convertible subordinated debentures of Health-Chem Corporation, the parent company, posseses certain rights for collection of the unpaid amount including satisfaction by recovery of the Company's assets. In the circumstances, Health-Chem Corporation is not able to meet its payment obligations, and does not have in place an effective plan to mitigate such conditions, therefore, effective December 31, 1998, the Company has changed to a liquidation basis of accounting. Accordingly, the carrying values of the remaining assets at December 31, 1998 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated assets and liabilities in liquidation of Transderm Laboratories Corporation and Subsidiary as of December 31, 1998 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles, applied on the bases described in Note 1(a).



RICHARD A. EISNER & COMPANY, LLP
New York, New York
October 1, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
of Transderm Laboratories Corporation:


We have audited the consolidated balance sheet of Transderm Laboratories Corporation and its subsidiaries as of December 31, 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997 that are included in Item 8 to this Form 10-K. In connection with our audit of such consolidated financial statements we have also audited the related financial statement schedule for the years ended December 31, 1997 and 1996 listed in Item 14a of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Transderm Laboratories Corporation and its subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.
One South Market Square
Harrisburg, Pennsylvania
March 25, 1998

              TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES (LIQUIDATION BASIS)
                               (In thousands)
                                                                December 31,
                                                                       1998
Assets (Note 1a)
Cash                                                                $     9
Accounts receivable                                                   1,675
Inventories                                                             756
Property, plant and equipment                                         4,568
Other assets                                                              4
TOTAL ASSETS                                                        $ 7,012

Liabilities and Capital Deficiency

Collateralized obligations
  Capitalized lease obligation                                      $    21

Uncollateralized obligations
  Payroll and related costs payable                                      42
  Accounts payable                                                    1,056
  Accrued expenses and other liabilities                                316
                                                                      1,414
Other obligations
  Amount due to Health-Chem Corporation
    Subordinated promissory note                                      7,000
    Note payable                                                      3,435
    Redeemable preferred stock                                        8,500
    Preferred dividends payable                                         879
                                                                     19,814
Capital deficiency
  Common stock, par value $.001 per share; 60,000,000 share authorized;
    40,000,000 shares issued and outstanding                             40
  Accumulated deficit                                               (14,277)
    Total Capital deficiency                                        (14,237)
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                            $ 7,012



[FN]
See Notes to Consolidated Financial Statements.

              TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                               (In thousands)


ASSETS                                                    December 31,
                                                                 1997
CURRENT ASSETS
   Cash (Note 1g)                                            $     18
   Accounts receivable, net of allowances of
     $100 (Note 1a)                                               751
   Inventories  (Notes 1b and 2)                                  759
   Other current assets                                             0
     Total Current Assets                                       1,528

PROPERTY, PLANT AND EQUIPMENT (Note 1c)
   Land                                                           120
   Building                                                     2,734
   Equipment                                                    7,855
   Construction-in-progress                                        54
     Total Property, Plant and Equipment                       10,763
   Less accumulated depreciation and amortization               6,105
     Net Property, Plant and Equipment                          4,658

NON-CURRENT ASSETS                                                  1

TOTAL ASSETS                                                 $  6,187


LIABILITIES AND CAPITAL DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                          $    639
   Accrued expenses and other current
     liabilities (Note 3)                                         462
   Current portion of redeemable preferred stock
     (Note 7)                                                   1,000
   Preferred dividends payable                                    446
     Total Current Liabilities                                  2,547

LONG-TERM LIABILITIES
   Subordinated promissory note (Note 1g)                       7,000
   Long-term payable - Health-Chem (Note 1g)                    2,087
   Other long-term debt (Note 4)                                   21

REDEEMABLE PREFERRED STOCK (Note 7)                             7,500

CAPITAL DEFICIENCY (Note 8)
   Common stock                                                    40
   Retained deficit                                           <13,008>
     Total Stockholders' Equity (Deficiency)                  <12,968>

TOTAL LIABILITIES AND CAPITAL DEFICIENCY                     $  6,187

[FN]
See Notes to Consolidated Financial Statements.

                    TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share amounts)



                                                 Year Ended December 31,
                                                 1998       1997       1996
REVENUE:
  Net sales (Note 1a)                         $ 6,907    $ 5,299    $12,146
  Cost of goods sold                            4,538      2,960      5,116
  Gross profit                                  2,369      2,339      7,030

OPERATING EXPENSES:
  Selling, general and administrative
    expenses (Note 1h)                          1,419      1,413      2,183
  Legal expense                                   289        304      2,088
  Research and development expense (Note 1e)      813      2,112      2,265
  Net interest expense (Note 9)                   843        768        456
    Total operating expenses                    3,364      4,597      6,992

<LOSS> INCOME FROM OPERATIONS BEFORE
   OTHER INCOME                                  <995>    <2,258>        38
  Other income - net                              296         71         42

<LOSS> INCOME FROM OPERATIONS BEFORE TAXES:      <699>    <2,187>        80
  Income tax <benefit> provision (Note 6)         <25>        35         <4>

NET <LOSS> INCOME                                <674>    <2,222>        84

PREFERRED DIVIDENDS (Note 7)                      595        612        674

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS    $<1,269>   $<2,834>   $  <590>


Loss per Common Share (basic & diluted)
  (Note 1i):

NET LOSS PER COMMON SHARE                     $ <0.03>   $ <0.07>   $ <0.01>

Average number of common shares
  outstanding (basic and diluted) (Note 1i)    40,000     40,000     40,000






[FN]
See Notes to Consolidated Financial Statements.

                    TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED CASH FLOW STATEMENTS
                                    (In thousands)

                                                    Year Ended December 31,
                                                     1998     1997     1996
Cash was <Used for> Provided by:

OPERATING ACTIVITIES:
 Net <loss> income                                $  <674> $<2,222> $    84
 Adjustments to reconcile net <loss> income to
   net cash <used for> provided by operations:
   Depreciation and amortization                      610      598      672
   Deferred income taxes                                0      133       <2>
   Loss on disposal of property, plant and
    equipment, net                                      0       10        0
 Changes in:
   Accounts receivable                               <924>     481     <582>
   Inventories                                          3       21      154
   Other assets                                        <3>       2       <2>
   Accounts payable                                   417     <274>     663
   Accrued expenses and other current liabilities     <91>      87     <190>
   Income taxes payable                                 0       <3>     <88>
 Net cash <used for> provided
    by operating activities                          <662>  <1,167>     709

INVESTING ACTIVITIES:
 Additions to property, plant and equipment          <520>    <128>    <357>
 Disposal of property, plant and equipment              0      121        0
 Net cash used for investing activities              <520>      <7>    <357>

FINANCING ACTIVITIES:
 Borrowings from affiliates, net                    1,348    2,514    1,102
 Other long-term debt payments                        <13>     <11>    <200>
 Redemption of preferred stock                          0   <1,000>    <500>
 Preferred dividends paid                            <162>    <332>    <741>
 Net cash provided by <used for>
   financing activities                             1,173   <1,171>    <339>


Net <Decrease> Increase in Cash                        <9>      <3>      13
Cash at beginning of period                            18       21        8
Cash at end of period                             $     9  $    18  $    21

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                        $   843  $   772  $   604
  Income taxes                                          1        1      116

Supplemental Schedule of Noncash Investing and
Financing:
 Acquisition of fixed assets through capital lease
  obligations                                           0       45        0


[FN]
See Notes to Consolidated Financial Statements.

                  TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
                     YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                                   (In thousands)



                                  Common      Accumu-
                                  Stock       lated
                                (Note 1a)     Deficit        Total

Balance, January 1, 1996          $    40     $ <9,584>    $< 9,544>

Net loss applicable to common
 stockholders 1996                                <590>        <590>

Balance, December 31, 1996             40      <10,174>     <10,134>

Net loss applicable to common
 stockholders 1997                              <2,834>      <2,834>

Balance, December 31, 1997             40      <13,008>     <12,968>

Net loss applicable to common
 stockholders 1998                              <1,269>      <1,269>

Balance, December 31, 1998        $    40     $<14,277>    $<14,237>






[FN]
See Notes to Consolidated Financial Statements.

              TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1998, 1997 and 1996


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

Health-Chem failed to repay $8 million in principal as well as the accrued interest of $.4 million due on its 10.375% convertible subordinated debentures at maturity, on April 15, 1999. In January 1997, Health-Chem and its subsidiaries, including the Company, entered into a secured financing agreement with IBJ Whitehall Business Credit Corporation. The loan was repaid in August 1999 with the proceeds from the sale of assets of Health-Chem's Herculite Products, Inc. and Hercon Environmental Corporation subsidiaries aggregating $14.2 million. Out of such proceeds, Health-Chem made a $1.9 million partial payment on its debt obligation in respect of the Debentures in September 1999. Health-Chem's ability to repay the balance of the obligations on the Debentures is contingent, among other things, upon the Company's effecting a business solution with regard to the manufacture of its new nitroglycerin products and Health-Chem's ability to secure financing from a financial institution. There can be no assurance that Health-Chem or the Company will be successful in such efforts. The terms of the related debenture indenture between Health-Chem and Bankers Trust Company as trustee for the debentureholders, empower the trustee to institute an action or proceeding at law or in equity for the collection of the sums due and unpaid. The trustee has not indicated any forbearance specifically that it will abstain from exercising such rights and to ensure compliance with generally accepted accounting principles, the Company's Statement of Assets and Liabilities as at December 31, 1998 has been presented on a liquidation basis. Accordingly, the net assets of the Company as of that date are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

The valuation of assets and liabilities necessarily requires estimate and assumptions. The actual value of any liquidating distributions would depend on a variety of factors including among others, the proceeds from the sale of any of the Company's assets and the timing of actual distributions. The valuations presented in the accompanying consolidated Statement of Assets and Liabilities represent estimates, based on present facts and circumstances, of the estimated realizable values of assets and settlement amounts of liabilities. The actual values could be higher or lower than the amounts recorded.

The Company is engaged in the development, manufacture and marketing of transdermal drug delivery systems and over-the-counter pharmaceutical and cosmetic products. The Company manufactures and markets a transdermal nitroglycerin patch which it sells to one customer for distribution in the United States (two customers through December 31, 1998) and to one customer for distribution in Spain. The Company also manufactures and markets deep cleansing facial pore strips which it sells to two customers for distribution in the United States, Canada and certain other foreign countries. In August 1996, Customer A obtained approval from the United States Food and Drug Administration ("FDA") for the manufacture and sale of its own nitroglycerin patches and now competes with the Company's nitroglycerin patches. The percentage of sales to each major customer who was responsible for 10% or more of total revenues is as follows:

                                             Year Ended December 31,
                                             1998      1997     1996
    Customer A........................         0%        0%      38%
    Customer B........................        25        54       31
    Customer C........................        36        45       26
    Customer D........................        32         0        0

At December 31, 1998 and 1997, accounts receivable of approximately $1,544,000 and $689,000, respectively, were from such customers. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition but does not generally require collateral.

Foreign sales, consisting of sales to distributors in Spain and Canada, were $326,000, $76,000, and $558,000, or 4.7%, 1.4%, and 4.6% of sales in 1998,
1997 and 1996, respectively.

For the years ended December 31, 1998, 1997 and 1996, the Company purchased approximately 20%, respectively, of its raw materials from one source.

On October 30, 1998, the Company received FDA approval for the sale of new nitroglycerin patches which are thinner, more flexible and smaller than the Company's current patches. The Company is currently not commercially exploiting its newly-approved nitroglycerin products as a result of the unfavorable decision in the Company's litigation with Key Pharmaceuticals, Inc. (See Note 5).

The first product to reach the market in a therapeutic area often has a significant competitive advantage relative to later entrants to the market. There can be no assurance that developments by others will not render the Company's products or technologies uncompetitive or obsolete.

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

d.  Revenue Recognition

The Company recognizes revenue from product sales upon shipment to customers.

e.  Research and Development

Research and development costs are charged to operations as incurred.

f.  Income Taxes

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

g.  Cash Management

The Company participates in Health-Chem's cash management practice, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance is expected to be paid out of future cash flow and is therefore considered to be long-term. Interest is charged based upon the average outstanding intercompany balance and interest rate on Health-Chem's credit facility which, from January 1997 through August 1999, was with IBJ Whitehall Business Credit Corporation (as successor in interest to IBJ Schroder Business Credit Corporation) (the "Bank"). The average interest rate charged was 8.36%, 8.44% and 8.27% during 1998, 1997 and 1996, respectively. On August 31, 1995, Hercon issued to Health-Chem a $7,000,000, 9% Subordinated Promissory Note in exchange for the then outstanding borrowings from affiliates. The Company is required to make semi-annual interest payments each March and September on this note, with the principal amount of $7,000,000 payable on March 31, 2002.

Health-Chem was a borrower along with its affiliates, including the Company, under the terms of a secured financing agreement with the Bank. The loan was paid off by Health-Chem in August 1999 with the proceeds from the sale of assets of Health-Chem's Herculite Products, Inc. and Hercon Environmental Corporation subsidiaries. The Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") which was entered into effective January 9, 1997, was comprised of up to $7,000,000 in term loans and up to $8,000,000 in revolving credit. The line of credit's borrowing base was limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory on a consolidated Health-Chem basis. Borrowings under the Loan Agreement were collateralized by a pledge of substantially all the assets of Health-Chem, the Company and Health-Chem's other operating subsidiaries. The Loan Agreement, which would have expired on January 9, 2002, contained various financial covenants. On January 21, 1998, Health-Chem entered into a First Amendment (the "First Amendment") to the Loan Agreement with the Bank. The First Amendment, among other things, amended the terms for drawing upon the term loan and amended certain financial covenants. Pursuant to the First Amendment, the maximum term loans amount was reduced from $7,000,000 to $3,998,000, providing a revised aggregate of up to $11,998,000 in senior secured financing. In addition, an overadvance facility of $400,000 was provided through July 31, 1998. The revolving credit line interest rate was increased to the Bank's prime rate plus .50% and the term loans interest rate was increased to the Bank's prime rate plus .875%. On July 31, 1998, Health-Chem entered into a Second Amendment to the Loan Agreement with the Bank. The Second Amendment, among other things, increased Health-Chem's overadvance
facility to $600,000 through December 31, 1998.   At December 31, 1998,
Health-Chem and its affiliates were in compliance with the covenants, as amended, except for the net worth, current ratio, fixed charge coverage and minimum level of earnings before taxes, depreciation and amortization covenants. This resulted in Health-Chem reclassifying amounts outstanding under the line of credit and term loan to current liabilities. On January 11, 1999, Health-Chem entered into a Waiver and Third Amendment (the "Third Amendment") to the Loan Agreement with the Bank. The Third Amendment, among other things, increased Health-Chem's overadvance facility to $1,200,000 through March 31, 1999 and waived compliance with the covenants Health-Chem was not in compliance with on September 30, 1998. In connection with the Third Amendment, Marvin M. Speiser, Health-Chem's President and Chairman of the Board, and his wife, Laura G. Speiser, pledged certain investment property consisting of marketable securities valued at no less than $710,000 (the "Collateral") and entered into a limited guaranty of the obligations of Health-Chem and its subsidiaries under the Loan Agreement not to exceed the principal sum of $1,000,000 plus interest. IBJ released its security interest in all of the Collateral upon repayment of the loan in August 1999. On March 24, 1999, Health-Chem entered into a Consent and Fourth Amendment to the Loan Agreement with the Bank. The Fourth Amendment, among other things, increased

Health-Chem's overadvance facility to $1,800,000 and extended such facility to April 13, 1999. In a series of Amendment and Forebearance Agreements with the Bank dated April 14, May 14, June 21, July 15, and August 15, 1999, Health-Chem received extensions of its time to repay special advances made by the Bank under the Loan Agreement. On August 19, 1999, Health-Chem paid the entire amount due to the Bank under the term loans and the revolving credit line with proceeds from the sale of assets of Health-Chem's Herculite and Hercon Environmental subsidiaries. The Company is currently working on a business solution in regard to the manufacture of its new nitroglycerin products, along with securing up to $1.5 million financing from a financial institution. A failure to effect such a business solution or to secure such financing for short-term capital requirements would have a material adverse effect on the financial condition of the Company and its ability to continue operations.

h.  Expenses Charged by Health-Chem

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem pays for certain expenses on behalf of the Company for which Health-Chem is reimbursed, including all of the costs related to the building in which the Company operates. The Company is also charged by Health-Chem for the cost of certain administrative expenses, comprised mainly of an allocation of corporate services including executive, legal, accounting, human resources, public relations, and office rent. The allocation of these costs, approximately $667,000, $521,000 and $998,000 for 1998, 1997, and 1996,
respectively, reflect Health-Chem's estimate of their cost for these services based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company estimates that these expenses, on a stand-alone basis, would not have been materially different from the costs allocated.

i.  Per Share Information

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding after adjustment for any dilutive effect of the Company's stock options.

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations for the years ended December 31, 1998, 1997 and 1996 is presented below (in thousands, except per share amounts):

                            1998                    1997                    1996
                  Income  Shares  Per-    Income  Shares  Per-    Income  Shares  Per-
                  (Numer- (Denom- Share   (Numer- (Denom- Share   (Numer- (Denom- Share
                  ator)   inator) Amount  ator)   inator) Amount  ator)   inator) Amount
Net <loss> income $  <674>                $<2,222>                $   84
Less:
 Preferred stock
  dividends           595                     612                    674
Basic Earnings
Per Common Share
 Net loss applicable
 to common
 stockholders      <1,269> 40,000 $<0.03>  <2,834> 40,000 $<0.07>   <590> 40,000 $<0.01>
Effect of
Dilutive
Securities
 Options                0       0               0       0              0       0
Diluted Earnings
Per Common Share
 Net loss applicable
 to common
 stockholders
 and assumed
 conversions      $<1,269> 40,000 $<0.03> $<2,834> 40,000 $<0.07> $ <590> 40,000 $<0.01>

Options to purchase 11,450,000 shares of common stock were outstanding during 1998, and options to purchase 11,400,000 shares of common stock were outstanding during 1997 and 1996 (See Note 8). No options were included in the computation of diluted earnings per common share because the Company reported a loss from continuing operations for all years presented.

j.  Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets at December 31, 1998 and 1997 for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate net realizable value and/or fair value as applicable. The carrying amounts of the Company's long-term payable with Health-Chem approximate fair value because the underlying instrument reprices frequently. The fair value of the fixed rate Subordinated Promissory Note is estimated by discounting future cash flows using the Company's incremental borrowing rate. Management believes that determining a fair value for the Company's Redeemable Preferred Stock is impractical due to the closely-held nature of these securities.

k.  Use of Estimates in the Preparation of Financial Statements

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

2.  Inventories  (In thousands)
                                                            December 31,
                                                          1998         1997
            Raw materials                               $  484       $  526
            Finished goods and work in process             272          233
            Total inventories                           $  756       $  759

At December 31, 1998 and 1997 the inventory valuation allowance balance was $100,000.

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

3.  Accrued Expenses and Other Liabilities  (In thousands)
                                                           December 31,
                                                          1998         1997
Accrued interest                                        $  158       $  158
Deferred revenue                                           130          130
Accrued payroll and related liabilities                       *          35
Accrued bonuses                                               *          25
Accrued accounting fees                                     16           15
Accrued legal fees                                          12           86
Capitalized lease obligation                                  *          13
Total accrued expenses and other liabilities            $  316       $  462
*Stated separately in the financial statements for 1998

4.  Debt

The Company's debt balances are as follows (in thousands):

                                                           December 31,
                                                          1998         1997
  Subordinated promissory note (Note 1g)               $ 7,000      $ 7,000
  Long-term debt - Health-Chem (Note 1g)                 3,435        2,087
  Capitalized lease obligation                               0           21
  Total debt                                           $10,435      $ 9,108

The Company leases certain equipment under agreements which are classified as capital leases, the most recent agreement of which was entered into in January 1999. Future minimum payments under these leases are $89,000 and $72,000 in 1999 and 2000, respectively.

5.  Litigation

In August 1995, Key Pharmaceuticals, Inc. a subsidiary of Schering-Plough Corporation ("Key") commenced an action against Hercon in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon's submission to the FDA of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, for which the Company has applied for FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration date of
Key's patent.   Hercon denied the material allegations of the complaint,
asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon had not infringed and did not infringe any claim of the patent. Hercon counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon's claim that Key's patent is invalid and unenforceable. On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. In November 1998, the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the "CAFC") affirmed the Delaware District Court's rulings in favor of Key. In January 1999, the CAFC denied Hercon's petition for rehearing of its appeal. Hercon is currently reviewing its options with respect to the manufacture and marketing of its improved nitroglycerin patches.

In October 1995, Gershon Yormack, a stockholder of Health-Chem, initiated an action against Health-Chem, its directors and the Company in the Delaware Chancery Court (New Castle County) in which he sought injunctive and declaratory relief with respect to certain options to purchase Common Stock of the Company granted to each of Marvin M. Speiser, Health-Chem's Chairman of the Board and President, and Robert D. Speiser, the Company's President and Health-Chem's Executive Vice President. Pursuant to Employment Agreements entered into in April 1995, in November 1995 Health-Chem caused the Company to issue an option to purchase shares of the Company's Common Stock at an exercise price of $.10 per share to each of Marvin M. Speiser and Robert D. Speiser (the "Options"). The plaintiff alleged that this price for Common Stock of the Company offered by Health-Chem to its stockholders under a registered subscription rights offering (via a prospectus dated September 18, 1995) was substantially less than the fair market value of such Company Common Stock.
In November 1998, the court approved a settlement reached between the plaintiff and the defendants pursuant to which the defendants neither admitted nor denied any wrongdoing or liability. The material terms of the settlement were that:
(i) the exercise price of the Options was increased to an average of $0.15 per share; (ii) the Company and Robert D. and Marvin M. Speiser agreed that no additional options to purchase the Company's stock will be issued to the Speisers during the term of the Options; (iii) the Speisers will not exercise the Options before April 4, 2000, unless there is a transaction in which the Company is acquired, in which case the number of Options exercisable will be limited to 20% of the total Options for each year that has passed subsequent to their authorization; (iv) the action was dismissed, with prejudice, thereby releasing defendants from liability for all claims which were or could have been asserted in the action; and (v) plaintiff's counsel received fees and expenses in the amount of $70,000 which were paid by Health-Chem Corporation.

6.  Taxes on Income  (In thousands)
                                                    Year Ended December 31,
                                                     1998     1997     1996
Taxes on income include <benefit> provision for:
  Federal income taxes                             $    0   $  159  $    42
  State and local income taxes                        <25>    <124>     <46>
   Total                                           $  <25>  $   35  $    <4>

Taxes on income are comprised of:
  Current                                          $  <25>  $  <98> $    <2>
  Deferred                                              0      133       <2>
   Total                                           $  <25>  $   35  $    <4>

A reconciliation of taxes on income to the federal statutory rate is as follows:
                                                    Year Ended December 31,
                                                     1998     1997     1996
  Tax <benefit> provision at statutory rate        $ <238>  $ <743>  $   27
  Decrease resulting from:
   State and local taxes, net of federal tax
    benefit                                           <72>    <120>     <23>
   Decrease in tax loss and tax credit
    carryforwards (not previously recognized)           0        0       16
   Provision for <reversal of> valuation
    allowance                                         285      898      <25>
   Other                                                0        0        1
  Tax <benefit> provision                          $  <25>  $   35   $   <4>

At December 31, 1998 and 1997, the deferred tax assets and liabilities result from the following temporary differences and carryforwards:

                                                     1998     1997
Deferred tax assets:
  Net operating loss carryforwards                 $1,052   $1,121
  Tax credit carryforwards                                     421
  Accrued research and development costs                        69
  Inventory reserves                                            40
  Capitalization of overhead costs as
   inventory in accordance with tax laws                         8
     Total deferred tax assets                      1,052    1,659

Deferred tax liabilities:
  Accelerated depreciation                           <369>    <352>
  Inventory reserves                                  <17>       -
     Total deferred tax liabilities                  <386>    <352>

Net deferred tax asset before valuation allowance     666    1,307
Valuation allowance                                   666   <1,307>
Net deferred tax asset                             $    0   $    0

At December 31, 1998, the Company had a net operating loss carryforward on a stand-alone basis, of approximately $2,632,000 available to offset future stand-alone income tax liabilities which expire through 2013 and 2010, respectively (See Note 1f). Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards. At December 31, 1998, the net valuation allowance relating to tax loss and tax credit carryforwards was $666,000. This net valuation allowance consists of a $742,000 decrease in tax loss and tax credit carryforwards, partially offset by a $76,000 decrease in a payable to Health-Chem, which is only payable as certain net operating loss and tax credit carryforwards are used. Management determined the valuation allowance was necessary as a result of delays in the approval from the FDA for the sale of the Company's new transdermal nitroglycerin patches and unfavorable decision in the Key Litigation, with such
matters contributing to the operating losses of the Company.   The various
components of net deferred tax assets were adjusted to reflect change in estimates.

7.  Redeemable Preferred Stock

The Company is required to make semi-annual preferred dividend payments out of funds legally available therefor each March and September at the annual rate of $.70 per share on the then-outstanding shares of its redeemable preferred stock, $10.00 par value. As of June 30, 1998, $162,000 was available for the payment of preferred dividends. In August 1998 the Company declared and paid a dividend of $162,000 in respect of dividends in arrears that were due on September 30, 1997. Legally available funds were not available to make the 1998 and 1999 preferred dividend payments, nor were they available to make the required $1,000,000 redemption payments in March 1998 and 1999. Additional required redemption payments are $1,000,000 annually in 1999 through 2004 and $1,500,000 in 2005. The terms of the preferred stock provide that if either dividends payable on the preferred stock shall be in default in an amount equal to two full semi-annual dividend payments or a mandatory redemption payment is not made, the holder of all of the outstanding shares of the preferred stock shall be entitled to elect the smallest number of Directors necessary to constitute a majority of the Company's Board of Directors until such time as the default is cured. Health-Chem waived this right since, as a practical matter, it already possessed such power.

8.  Stock Options

In accordance with the terms of employment agreements between Health-Chem and each of Robert D. Speiser and Marvin M. Speiser, on November 13, 1995, the Company entered into stock option agreements with Robert D. Speiser and Marvin
M. Speiser allowing each of them to purchase 5,000,000 shares of the Company's Common Stock. After amendment of the options in November 1998, the exercise price is $.15 per share, and the options are exercisable from April 4, 2000 through November 13, 2005, unless there is a transaction in which the Company is acquired in which case the number of shares as to which the option is exercisable will be limited to twenty (20%) percent of the total number of shares underlying the options for each year that has passed since April 4, 1995, with part years to be pro-rated temporally. The Company has reserved 10,000,000 shares of Common Stock for issuance to Robert D. Speiser and Marvin
M. Speiser pursuant to these stock option agreements (the "Agreements").

In April 1996, the Company adopted the 1996 Performance Equity Plan (the "Plan") which was designed to attract and retain employees of the highest caliber, to provide increased incentive for officers and key employees and to continue to promote the well-being of the Company. Pursuant to the Plan, up to an aggregate of 2,000,000 shares of the Company's Common Stock are available for the granting of stock or stock related incentive awards. During 1996, the Company entered into stock option agreements with three officers and key employees allowing them to purchase up to an aggregate of 1,400,000 shares under the Plan. During 1998, the Company entered into a stock option agreement with a key employee allowing the employee to purchase up to an aggregate of 50,000 shares under the Plan. The Company has reserved 1,450,000 shares of Common Stock pursuant to these stock option agreements.

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

                                         1998         1997         1996
Net loss              As reported    $<1,269,000> $<2,834,000> $  <590,000>
                      Pro forma      $<1,300,000> $<2,864,000> $<1,301,000>

Basic and diluted     As reported        $<0.03>      $<0.07>      $<0.01>
 loss per share       Pro forma          $<0.03>      $<0.07>      $<0.03>


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1996 and 1995, respectively; no dividend yield for all years; expected volatility of 100% for all years; risk-free interest rates of 5.68%, 6.11% and 5.86%, respectively; and expected lives of seven years for all the option grants.

A summary of the status of the Company's Plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below
(in thousands, except per share amounts):

                           1998               1997               1996
                             Weighted           Weighted           Weighted
                             Average            Average            Average
                             Exercise           Exercise           Exercise
                     Shares   Price     Shares   Price     Shares   Price
Outstanding at
 beginning of year   11,400    $0.103   11,400    $0.103   10,000     $0.10

Granted                  50     0.1875       0     0        1,400      0.125

Exercised                 0     0            0     0            0      0

Forfeited                 0     0            0     0            0      0

Outstanding at end
 of year             11,450     0.147   11,400     0.103   11,400      0.103

Options exercisable
 at year-end            560             10,280             10,000

Weighted-average
 fair value of
 options granted
 during the year      $0.19                 $0             $0.106


The following table summarizes information about the Plans' stock options outstanding at December 31, 1998:


                   Options Outstanding                Options Exercisable

                         Weighted-
                          Average      Weighted-                  Weighted-
Range of     Number      Remaining      Average       Number       Average
Exercise   Outstanding   Contractual   Exercise     Exercisable   Exercise
 Prices    at 12/31/98      Life         Price      at 12/31/98     Price
$0.125-     11,450,000    7.0 years     $0.147          560,000    $0.125
$0.1875


9.  Net Interest Expense  (In thousands)
                                                Year Ended December 31,
                                                 1998      1997     1996
     Interest expense - promissory note        $  630    $  630   $  630
     Interest expense - long-term
      payable/<receivable> - Health-Chem, net     208       132      <96>
     Interest expense - capitalized lease
      obligation                                    5         6        0
     Interest expense - note payable                0         0        9
     Capitalized interest                           0         0      <87>

     Total net interest expense                $  843    $  768   $  456

10.  Employee Benefit Plan

All permanent, full-time non-union employees of the Company are eligible to participate in Health-Chem's 401(k) Plan (the "Plan") following six months of employment. The Plan allows eligible employees to defer up to 20% of their income on a pre-tax basis through contributions to the Plan. The Company may contribute for each participant a matching contribution equal to a percentage of the elective contributions made by the participants. The decision to make matching contributions and the amount of such contributions will be made each year by the Company. These Company matching contributions were $10,000, $14,000, and $21,000 in 1998, 1997 and 1996, respectively.

11.  Segment Information

On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Restatement of comparative information for earlier years is required upon adoption.

The Company manages its business on the basis of one reportable segment.  See
Note 1a for a brief description of the Company's business and customers to which sales for the fiscal year ended December 31, 1998 were in the aggregate equal to 10% or more of the Company's consolidated net sales.  All of the
Company's operations are located in the United States.  Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.  The information pertaining to the net sales of the reportable segment as of December 31, 1998, 1997 and 1996 is presented below (in thousands):
                                            Year Ended December 31,
                                             1998      1997      1996
Geographic Areas:
 Net Sales:
  United States                            $6,581    $5,223   $11,588
  International                               326        76       558
                                           $6,907    $5,299   $12,146

Classes of Similar Products:
 Net Sales:
  Transdermal Nitroglycerin Products       $4,478    $5,299   $12,146
  Over-the-Counter Pharmaceutical and
   Cosmetic Products                        2,429         0         0
                                           $6,907    $5,299   $12,146

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 3, 1998, the Company was informed by its independent auditors, PricewaterhouseCoopers LLP ("PwC"), of PwC's resignation, effective as of that date. Prior to receipt of PwC's resignation, the Company had begun the process of considering firms for engagement as independent auditors upon expiration of PwC's engagement prior to the end of the 1998 fiscal year. On November 9, 1998, the Company's Board of Directors approved the recommendation of the Company's Audit Committee to appoint the accounting firm of Richard A. Eisner
& Company, LLP, as independent accountants for the Company for the year ending December 31, 1998. During the two most recent fiscal years and the subsequent interim period preceding the resignation of PwC, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make reference in connection with their report to the subject matter of the disagreement or any reportable events. PwC's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

FORM 10-K                                                            PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors currently consists of nine members, each of whom were elected in May 1998 to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified. Set forth below are the names of the directors, their ages, principal occupations and professional experience for at least the previous five years.

Name                         Age(1)       Principal Occupation

Thomas J. Atkins, Ph.D.        52         Vice President of the Company and
                                          Vice President - Research and
                                          Development of Hercon Laboratories
                                          Corporation

Joyce F. Brown, Ph.D.          53         President of The Fashion Institute
                                          of Technology

Michael J. Campbell            44         Managing Director of Atmosphere
                                          Interactive, Inc.

David N. Dinkins               72         Professor in the Practice of Public
                                          Affairs at the Columbia University
                                          School of International and Public
                                          Affairs

Ester R. Fuchs, Ph.D.          48         Director of the Center for Urban
                                          Research and Policy of Columbia
                                          University's School of
                                          International & Public Affairs

Donald E. Kauffman, Jr.        45         Vice President of the Company and
                                          Vice President - Manufacturing of
                                          Hercon Laboratories Corporation

Murray Lieber                  61         Vice President of the Company and
                                          Vice President - Marketing of
                                          Hercon Laboratories Corporation

Marvin M. Speiser              74         President Health-Chem Corporation

Robert D. Speiser              46         President and Chief Executive
                                          Officer of the Company and Hercon
                                          Laboratories Corporation and
                                          Executive Vice President of Health-
                                          Chem Corporation


(1)   Age as of September 1, 1999.
(2)   Marvin M. Speiser is the father of Robert D. Speiser.

The following are summaries of the business experience during at least the last five years of each of the Company's directors.

Thomas J. Atkins, Ph.D. has been Vice President and a director of the Company and Vice President-Research and Development of the Company's 98.5% owned subsidiary Hercon Laboratories Corporation ("Hercon Laboratories") since March 1996. Prior to joining Hercon Laboratories and since 1995, Dr. Atkins served as Vice President, Research and Development for Medisorb Technologies International, L.P. ("Medisorb"). From 1988 to 1994, he served as Director, Polymer Research and Drug Delivery Systems for Stolle Research & Development Corporation ("Stolle"). Both Medisorb and its parent, Stolle, are engaged in research and manufacturing of controlled release drug delivery systems. Dr. Atkins is the author of numerous publications and the named inventor on numerous United States and foreign patents.

Joyce F. Brown, Ph.D., has served as a director of the Company since July 1995. Dr. Brown is a psychologist and has served as President of The Fashion Institute of Technology since June 1998. From January 1994 to May 1998, Dr. Brown served as a professor of Clinical Psychology at the Graduate School and University Center of The City University of New York. From January 1993 to December 1993, Dr. Brown served as Deputy Mayor for Public and Community Affairs for The City of New York. Prior thereto, Dr. Brown held a number of senior administrative posts at The City University of New York including serving as Acting President of Baruch College, Vice Chancellor for Student Affairs and Urban Programs and Vice Chancellor for Urban Affairs and Development.

Michael J. Campbell has served as a director of the Company since July 1995. Since September 1, 1999, Mr. Campbell has served as Managing Director of Atmosphere Interactive, Inc., a subsidiary of the advertising firm Battan, Barton, Durstin & Osbourne ("BBDO"). Through August 1999, Mr. Campbell was Senior Vice President and Senior Creative Director of BBDO where he had been employed since 1986.

David N. Dinkins has served as a director of the Company since April 1996. Mr. Dinkins has served as a Professor in the Practice of Public Affairs at the School of International and Public Affairs at Columbia University since 1994. The 106th Mayor of the City of New York, from 1990 to 1993, Mr. Dinkins served as President of the Borough of Manhattan from 1986 to 1989. He served as New York City Clerk from 1975 to 1985 and as President of the New York City Board of Elections from 1972-1973. Mr. Dinkins began his career in public service in 1966 in the New York State Assembly. Mr. Dinkins maintained a private law practice from 1956 to 1975.

Ester R. Fuchs, Ph.D., has served as a director of the Company since July 1995. Dr. Fuchs is the Director of the Center for Urban Research and Policy of Columbia University's School of International & Public Affairs. Dr. Fuchs has served as Associate Professor in the Department of Political Science at Barnard College, Columbia University and a member of the graduate faculty of Columbia University's Department of Political Science and School of International & Public Affairs since 1992. For ten years prior thereto, Dr. Fuchs served as an Assistant Professor at Barnard.

Donald E. Kauffman, Jr. has been Vice President and a director of the Company since July 1995 and Vice President-Manufacturing of Hercon Laboratories since July 1987. Mr. Kauffman joined Hercon Laboratories in June 1976 and has served in various positions prior to becoming Vice President.

Murray Lieber has been Vice President and a director of the Company since July 1995 and Vice President-Marketing of Hercon Laboratories since June 1992. From September 1989 to June 1992, he was Vice President, Account Supervisor at Klemtner Advertising, a pharmaceutical advertising agency. Mr. Lieber was Vice President of Diversified Health Affiliates, Inc., a pharmaceutical and health care consulting firm, from January 1988 to September 1989. Prior thereto, Mr. Lieber held positions in marketing and business development at companies including Berlex Laboratories (a division of Schering AG), Roche Laboratories, and Warner Chilcott Laboratories (a division of Warner Lambert Company).

Marvin M. Speiser has served as President and Chairman of the Board of Directors of Health-Chem since January 1969. He has been a director of the Company since its inception.

Robert D. Speiser has served as President and a director of the Company since its inception on April 7, 1989. He has also been the Executive Vice President of Health-Chem since April 1, 1994 and President of Hercon Laboratories since May 1990. From October 1986 to March 1994, he served as Senior Vice President of Health-Chem. Mr. Speiser also served as President of Union Broach Corporation, a former Health-Chem subsidiary, from January 1983 through November 1993. Prior to 1986, he served as Vice President of Health-Chem. Mr.

Speiser is an attorney.

Directors' Fees, Committees and Meetings

The Company does not compensate its employee directors for services rendered as directors. During 1998, non-employee directors received $1,250 per month and an additional fee of $500 for each meeting of the Board of Directors attended and $500 for each committee meeting attended that was independently scheduled. Non-employee directors were also reimbursed for expenses incurred in attending such meetings. In April 1999, the Company suspended payment of all directors' fees until the Company is in a position to resume their payment.

During 1998, the Board of Directors held four meetings. During such period no director participated in fewer than 75% of the aggregate of the number of meetings of the Board of Directors and committees thereof of which such director was a member. The Board of Directors has an Audit Committee and a Compensation Committee. The Committees receive their authority and assignments from the Board of Directors and report to the Board. The Audit and Compensation Committees are currently composed of Joyce F. Brown, Michael J. Campbell and Ester R. Fuchs, who are non-employee directors.

The Audit Committee, among other things, is empowered to recommend to the Board of Directors the engagement of the independent auditors and to review the scope and procedures of the activities of the independent auditors and their reports on their audits. The Audit Committee meets periodically with the independent auditors and management to review their work and confirm that they are properly discharging their responsibilities. The Audit Committee met twice during 1998.

The Compensation Committee is empowered to make recommendations to the Board of Directors relating to the overall compensation arrangements for senior management of the Company and to make recommendations to the Board of Directors pertaining to any compensation plans in which officers and directors of the Company are eligible to participate. The Compensation Committee is also responsible for the administration of the Company's 1996 Performance Equity Plan. The Compensation Committee met once during 1998.

The Company does not have a standing nomination committee.

                              EXECUTIVE OFFICERS

The following are the executive officers of the Company:

Officers                    Position                    Age(1)

Robert D. Speiser           President                     46

Thomas J. Atkins, Ph.D.     Vice President                52

David J. Heath, Jr.         Vice President - Finance      41

Donald E. Kauffman, Jr.     Vice President                45

Murray Lieber               Vice President                61

Bruce M. Schloss            Secretary                     43

(1)  As of September 1, 1999

Each of the officers serves at the discretion of the Board of Directors of the Company or its subsidiary, as the case may be, from the date of his election until the next annual meeting of the Board of Directors of the Company or its subsidiary or until his successor is elected and qualified, subject to earlier termination by removal or resignation. The following is a summary of the business experience of the executive officers of the Company who are not also a directors:

David J. Heath, Jr. has been Vice President-Finance of the Company and Health-Chem since August 1999. From January 1998 through August 1999, Mr. Heath served as Controller of Health-Chem. Mr. Heath served as Assistant Controller of Health-Chem from March 1989 through December 1997.

Bruce M. Schloss is an attorney. He has been Secretary of the Company since September 1999. Mr. Schloss has been General Counsel, Secretary, Vice President and a director of Health-Chem since September 1991, October 1991, May 1992 and May 1994, respectively. Prior to joining Health-Chem, Mr. Schloss was a member of the firm of McLaughlin & Stern, Ballen and Ballen.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports filed by such persons.

Based solely on the Company's review of such reports furnished to the Company, and written representations from certain reporting persons, the Company believes that all such filing requirements were complied with during or in respect of the year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation of each of the Chief Executive Officer and the other most highly-compensated executive officers of the Company whose annual salary and bonus, if any, exceeded $100,000 for services in all capacities to the Company during the last three fiscal years.

                        SUMMARY COMPENSATION TABLE

                                                     Long-term
                                                    Compensation     All
                                          Other       Awards        Other
                              Annual      Annual     Securities    Compensa-
                           Compensation  Compens-    Underlying     tion
Name and Principal        Salary  Bonus  ation(1)      Options      (1)(2)
    Position        Year    ($)    ($)     ($)           (#)          ($)
Robert D. Speiser   1998  132,881   ---       794             0        314
President (3)       1997  124,020   ---       518             0        166
                    1996  138,400   ---       990             0        212


Thomas J. Atkins    1998  137,615   1,135   6,243             0        850
Vice President      1997  130,000  25,000   6,536             0        836
                    1996  104,500  20,069  48,144       250,000        557

Murray Lieber       1998  155,462     908   2,267             0      2,106
Vice President      1997  145,000   ---       448             0      1,350
                    1996  140,000   ---       600     1,000,000      1,350

Donald E.           1998  101,942   ---     6,077             0        205
Kauffman, Jr.       1997   95,000   ---     5,827             0        190
Vice President      1996   91,250   ---     5,823       150,000        179

(1) Does not include information with respect to personal benefits, if any, provided to the named individuals which do not exceed disclosure thresholds established under Securities and Exchange Commission rules.

(2) Represents the term cost value of all excess group life insurance policies on behalf of the named individuals.

(3) Amounts included under Annual Compensation, Other Annual Compensation and All Other Compensation represent the portion of the compensation paid by

Health-Chem pursuant to its employment arrangements with Mr. Speiser and which have been allocated to the Company. See "Employment Agreement; Options to Purchase Common Stock" and "Item 13. Certain Relationships and Related Transactions."

                        OPTION GRANTS IN LAST FISCAL YEAR

During 1998, no options to purchase Common Stock of the Company were granted to any named executives.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUE
                                      Number of
                                      Securities            Value of
                                      Underlying           Unexercised
                                      Unexercised         In-the-Money
            Shares                    Options at           Options at
           Acquired       Value        12/31/98            12/31/98 (2)
              on          Realized   Exercisable/         Exercisable/
           Exercises (1)    (1)      Unexercisable        Unexercisable
Name           (#)          ($)           (#)                  ($)


Robert D.
Speiser        ---          ---            0/5,000,000        0/0

Thomas J.
Atkins         ---          ---      100,000/  150,000        0/0

Murray
Lieber         ---          ---      400,000/  600,000        0/0

Donald E.
Kauffman, Jr.  ---          ---       60,000/   90,000        0/0

(1) No named executive officer exercised any stock options during the fiscal year ended December 31, 1998.

(2) Based upon the last sales price of the Company's Common Stock reported as traded in 1998 on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") Bulletin Board minus the option exercise price.


           EMPLOYMENT AGREEMENT; OPTIONS TO PURCHASE COMMON STOCK

In April 1995, Health-Chem entered into a five-year Employment Agreement with Robert D. Speiser which provided for an initial base annual salary which included $104,000 in respect of services as an officer of the Company's Hercon Laboratories subsidiary, plus an annual bonus determined by the Health-Chem Board at least equal to ten percent of the amount by which pretax net income of Hercon Laboratories for a calendar year exceeds the average of Hercon Laboratories' pretax net income, as defined, for the prior two calendar years, and for similar benefits, vacation and perquisites as that made available to comparable executives of Health-Chem. The Employment Agreement also provides for minimum yearly salary increases of 4% on each September 1 during the employment period. Mr. Speiser received a 5% salary increase on September 1, 1996. Mr. Speiser and Health-Chem agreed to defer consideration of the September 1, 1997 salary increase until consideration of the salary increase to which Mr. Speiser was entitled in 1998 pursuant to the Employment Agreement. Mr. Speiser received an 11% salary increase on September 1, 1998. The Employment Agreement further provides that upon retirement on or after January 1, 2010 (the "retirement date"), Robert D. Speiser will be entitled to receive an annual supplemental pension benefit equal to 60% of his final base salary, which for this purpose will be the highest nominal annual salary paid to him during his employment. The supplemental pension will be payable for a period of ten (10) years beginning on the retirement date, or if later, the January
1 following termination of employment. In the event of termination of employment prior to the retirement date, the amount of the supplemental pension payable on that date will be prorated based on the period of employment from December 31, 1994 to the date of termination. No proration will be applied, however, if Mr. Speiser's employment is involuntarily terminated (as described below). An actuarially reduced supplemental pension benefit may be paid if the benefit is commenced upon termination of employment prior to the retirement date.

Pursuant to the Employment Agreement, Health-Chem caused the Company to grant to Robert D. Speiser, in November 1995, an option to purchase 5,000,000 shares of Common Stock of the Company. After amendment to the option in November 1998, the exercise price is $.15 per share, and the option is exercisable from April 4, 2000 through November 13, 2005, unless there is a transaction in which Transderm is acquired in which case the number of shares as to which the option is exercisable will be limited to twenty (20%) percent of the total number of shares underlying the option for each year that has passed since April 4, 1995, with part years to be pro-rated temporally.

Robert D. Speiser is entitled to continue to receive the salary, bonus and other compensation provided for under the Employment Agreement for a period of five (5) years following an involuntary termination of his employment during the term of the Employment Agreement. Robert D. Speiser's employment will be deemed to have been involuntarily terminated if his employment is terminated by Health-Chem for reasons other than cause, as defined in the Employment Agreement. Mr. Speiser's employment will be deemed to have been involuntarily terminated in certain events as listed in the Employment Agreement, including termination for any reason within one year following a Change in Control, as defined by the Employment Agreement. The Employment Agreement also provides that Mr. Speiser will be entitled to supplemental compensation to mitigate the effect of any excise taxes to which he may be subject as a result of a Change in Control.

In April 1995, Health-Chem also entered into a similar Employment Agreement with Marvin M. Speiser, including the same provisions regarding (i) the grant of an option to acquire shares of the Company's Common Stock on a fully-diluted basis and (ii) the payment of a portion of his bonus based on the increase in pretax net income, as defined, for Hercon Laboratories under the same terms as set forth above for Robert D. Speiser. Pursuant to this Employment Agreement, Health-Chem caused the Company to grant Marvin M. Speiser an option, in November 1995, to purchase up to 5,000,000 shares of Common Stock of the Company on substantially the same terms and conditions as set forth above for Robert D. Speiser. In November 1998, this option was amended on substantially the same terms and conditions as the November 1998 amendment to the option for Robert D. Speiser as set forth above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


(a) As of August 31, 1999, other than as set forth in the following table, the Company knows of no other person or "group" (as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who beneficially owns more than 5% of any class of the Company's voting securities. The following table contains, as to each class of the Company's voting securities, the name and address of each such 5% beneficial owner, the amount of securities of such class beneficially owned, and the percent of such class beneficially owned.

                                            Number of Shares
                                              Beneficially
                                              Owned as of
                    Name and Address            August 31,    Percent
Title of Class     of Beneficial Owner          1999  (1)     of Class
Common Stock    Health-Chem Corporation(2)  36,000,000        90.00%


Common Stock    Robert D. Speiser(2)            12,155(3)       *


Common Stock    Marvin M. Speiser(2)(6)      2,520,362(4)      6.30%


Common Stock    Laura G. Speiser(2)(6)       2,520,362(5)      6.30%

________________________
* Indicates ownership of less than one percent (1%) of class.

(1) The information concerning security holders is based upon information furnished to the Company by such security holder. Except as otherwise indicated, all of the shares are owned of record and beneficially and the persons identified have sole voting and dispositive power with respect thereto.

(2) Address is c/o Health-Chem Corporation, 460 Park Avenue, Suite 1300, New York, NY 10022.

(3) Includes 8,826 shares held by Smith Barney as custodian for the IRA of Robert D. Speiser.

(4) Includes the following shares of Common Stock: (i) 188,475 shares owned by Lauralei Investors, Inc. ("Lauralei"), of which Marvin M. Speiser and Laura
G. Speiser are the sole stockholders; and (ii) 2,331,887 shares of Common Stock owned by Laura G. Speiser. Marvin M. Speiser disclaims beneficial ownership of the shares of Common Stock referenced in (ii) above.

(5)   Includes 188,475 shares owned by Lauralei.

(6) May be deemed to beneficially own, as of August 31, 1999, an aggregate of 2,396,020 shares or 30.86% of the common stock of Health-Chem.

(b) As of August 31, 1999, each director of the Company, each of the Company's current executive officers named in the Summary Compensation Table below and all directors and officers of the Company, as a group, beneficially owned the following amounts (and percentages) of each class of the voting securities of the Company.

                                          Number of Shares
                                         Beneficially Owned
                    Name of                 as of August       Percent of
Title of Class  Beneficial Owner            31, 1999  (1)        Class

Common Stock    Thomas J. Atkins             100,000(2)            *

Common Stock    Joyce F. Brown                     0               0

Common Stock    Michael J. Campbell                0               0

Common Stock    David N. Dinkins                   0               0

Common Stock    Ester R. Fuchs                 1,626               *

Common Stock    Donald E. Kauffman, Jr.       60,000(2)            *

Common Stock    Murray Lieber                403,534(2)            *

Common Stock    Marvin M. Speiser          2,520,362              6.30%

Common Stock    Robert D. Speiser             12,155               *

Common Stock    All directors and
                officers as a group
                (11 Persons)               3,097,677(3)           7.64%
______________________

*  Indicates ownership of less than one percent (1%) of class.


(1) The information concerning security holders is based upon information furnished to the Company by such security holder. Except as otherwise indicated, all of the shares are owned of record and beneficially and the persons identified have sole voting and dispositive power with respect thereto.

(2) Includes the following shares of Common Stock subject to stock options which are currently exercisable or exercisable within 60 days: Dr. Atkins - 100,000; Mr. Kauffman - 60,000; and Mr. Lieber - 400,000.

(3) Includes 560,000 shares of Common Stock issuable upon the exercise of stock options which are currently exercisable or exercisable within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


In 1998, the Company paid Health-Chem $630,000 in interest under a $7,000,000 principal amount 9% Subordinated Promissory Note due March 31, 2002. This note was originally issued to Health-Chem at the closing of the transactions under the 1995 Plan of Reorganization and Asset Exchange Agreement (the "1995 Plan of Reorganization").

In 1998, the Company paid Health-Chem $162,000 as dividends in respect of shares of the Company's 7% Redeemable Preferred Stock $10.00 par value (the "Preferred Stock"). One million shares of Preferred Stock were originally issued to Health-Chem at the closing under the 1995 Plan of Reorganization.
The Company is required to redeem 100,000 shares of Preferred Stock at par on March 31 of each year from 1999 through 2004 and 150,000 shares of Preferred Stock at par on March 31, 2005. The Company is required to make semi-annual preferred dividend payments out of funds legally available therefore each March and September at the annual rate of $.70 per share on the then-outstanding shares. As of June 30, 1998, $162,000 was available for the payment of preferred dividends. The $162,000 dividend payment was in respect of dividends in arrears that were due on September 30, 1997. Legally available funds were not available to make the entire September 1997 preferred dividend payment of

$297,500. Legally available funds were also not available to make the March 1998, September 1998 and March 1999 preferred dividend payments of $297,500 each, nor were they available to make the required $1,000,000 redemption payment in March 1998 and March 1999. At December 31, 1998, the Company had accrued $879,250 in dividends due to Health-Chem on the Preferred Stock. The terms of the Preferred Stock provide that if either (i) dividends payable on the Preferred Stock shall be in default in an amount equal to two full semi-annual dividend payments or (ii) a mandatory redemption payment is not made, the holder of all of the outstanding shares of Preferred Stock shall be entitled to elect the smallest number of Directors necessary to constitute a majority of the Company's Board of Directors until such time as the default is cured. Health-Chem has waived this right since, as a practical matter, it already possessed such power.

In 1998, the Company reimbursed Health-Chem $667,000 pursuant to a Corporate Services Agreement entered into in connection with the 1995 Plan of Reorganization. Under this agreement, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem or, for those services not directly attributable to the Company, reimburses Health-Chem based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The agreement expired on December 31, 1998 and automatically renewed for a one-year term. The agreement will continue to automatically renew for successive one-year terms unless notice of non-renewal is given by either party. The Company and Health-Chem are currently reconsidering the method of allocation in light of the sale of assets of Health-Chem's Herculite and Hercon Environmental subsidiaries in August 1999.

Pursuant to a Tax Sharing Agreement also entered into in connection with the 1995 Plan of Reorganization, the Company is required to pay Health-Chem as it uses Health-Chem's net operating loss and tax credit carryforwards to offset future taxable income. In 1998, the amount of such payment was $149,000 and at December 31, 1998, the maximum amount of such future payments was $76,000.

FORM 10-K                                                            PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         PAGE
(a)  1.  FINANCIAL STATEMENTS

Reports of Independent Accountants                                      18-19

Consolidated Statement of Assets and Liabilities                           20
  (Liquidation Basis) - December 31, 1998

Consolidated Balance Sheet - December 31, 1997                             21

Consolidated Statements of Operations
  Years Ended December 31, 1998, 1997 and 1996                             22

Consolidated Cash Flow Statements
  Years Ended December 31, 1998, 1997 and 1996                             23

Consolidated Statements of Capital Deficiency
  Years Ended December 31, 1998, 1997 and 1996                             24

Notes to Consolidated Financial Statements                              25-36

(a)  2.  FINANCIAL STATEMENT SCHEDULES


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

10.3(a) Stock Option Agreement between the Company and Marvin M. Speiser dated November 13, 1995. Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.3(b) Second Amendment to Stock Option Agreement between the Company and Marvin M. Speiser dated November 19, 1998. Filed herewith on page 51.

10.4(a) Stock Option Agreement between the Company and Robert D. Speiser dated November 13, 1995. Incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.4(b) Second Amendment to Stock Option Agreement between the Company and Robert D. Speiser dated November 19, 1998. Filed herewith on page 52.

10.5 Distribution Agreement between Hercon Laboratories Corporation ("HLC") and Circa Pharmaceuticals, Inc. (f/k/a Bolar Pharmaceutical Co., Inc.) dated as of January 4, 1993. Incorporated herein by reference to Exhibit 10.14 to HCH's Report on Form 10-K for the year ended December 31, 1992.

10.6 Asset Acquisition Agreement dated April 28, 1995 between HEC and HLC, filed as Exhibit 10.7 to the Registration Statement and incorporated herein by reference.

10.7 $7,000,000 principal amount Subordinated Promissory Note of HLC, filed as Exhibit 10.8 to Amendment No. 1 and incorporated herein by reference.

10.8 Corporate Services Agreement between HCH and the Company, dated as of August 31, 1995, filed as Exhibit 10.9 to Amendment No. 1 and incorporated herein by reference.

10.9 Tax Sharing Agreement between HCH and the Company, dated as of August 31, 1995, filed as Exhibit 10.10 to Amendment No. 1 and incorporated herein by reference.

10.10(a)   Revolving Credit, Term Loan and Security Agreement dated as of
January 9, 1997 by and between HCH, HPI, HEC, Pacific, HLC and the Company and IBJ Schroder Bank & Trust Company, filed as Exhibit 1 to HCH's Current Report on Form 8-K filed with the Commission on January 22, 1997 and incorporated herein by reference.

10.10(b)   First Amendment to Revolving Credit, Term Loan and Security
Agreement dated as of January 21, 1998 by and between HCH, HPI, HEC, Pacific, HLC and the Company and IBJ Schroder Business Credit Corporation, filed as
Exhibit 10.18(b) to HCH's Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

10.10(c)   Second Amendment to Revolving Credit, Term Loan and Security
Agreement dated as of July 31, 1998 by and between HCH, HPI, HEC, Pacific, HLC and the Company and IBJ Schroder Business Credit Corporation, filed as the only exhibit to HCH's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

10.10(d)   Waiver and Third Amendment to Revolving Credit, Term Loan and
Security Agreement dated as of January 11, 1999 by and between HCH, HPI, HEC, Pacific, HLC and the Company and IBJ Whitehall Business Credit Corporation, filed as Exhibit 10.18(d) to HCH's Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.10(e)   Consent and Fourth Amendment to Revolving Credit, Term Loan and
Security Agreement dated as of March 24, 1999 by and between HCH, HPI, HEC, Pacific, HLC and the Company and IBJ Whitehall Business Credit Corporation, filed as Exhibit 10.18(e) to HCH's Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.10(f)   Amendment and Forbearance Agreements to Revolving Credit, Term Loan
and Security Agreement dated as of April 14, 1999, May 14, 1999, June 21, 1999, July 15, 1999 and August 15, 1999 by and between the Company, Herculite, Hercon Environmental, Pacific, Hercon Laboratories and Transderm and IBJ Whitehall Business Credit Corporation, filed as Exhibit 10.18 (f) to HCH's Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.11 Asset Purchase Agreement dated as of July 20, 1999 by and among Herculite, Hercon Environmental and Aberdeen Road Company. Incorporated herein by reference to Exhibit 2.1 to HCH's Current Report on Form 8-K dated September 2, 1999.

21   Subsidiaries of Registrant.  Filed herewith on page 50.

27   Financial Data Schedule.  Filed herewith on page 53.

(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 1998 the Company filed a report on Form 8-K dated November 3, 1998 in connection with the Company's change in independent accountants.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSDERM LABORATORIES CORPORATION

Date:  November 22, 1999


/s/ Robert D. Speiser                      /s/ David J. Heath, Jr.
By: Robert D. Speiser                      By: David J. Heath, Jr.
    President                                  Vice President-Finance
    (Principal Executive Officer)              (Principal Financial Officer)
                                               (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Signature               Titles                      Date


/s/ Robert D. Speiser            President, Chief Executive  November 22, 1999
Robert D. Speiser                Officer and Director
                                 (Principal Executive
                                 Officer)


/s/ Thomas J. Atkins             Vice President              November 22, 1999
Thomas J. Atkins                and Director


/s/ Joyce F. Brown               Director                    November 22, 1999
Joyce F. Brown


/s/ Michael J. Campbell          Director                    November 22, 1999
Michael J. Campbell


/s/ David N. Dinkins             Director                    November 22, 1999
David N. Dinkins

/s/ Ester R. Fuchs               Director                    November 22, 1999
Ester R. Fuchs


/s/ Donald E. Kauffman, Jr      Vice President               November 22, 1999
Donald E. Kauffman, Jr.         and Director


/s/ Murray Lieber                Vice President              November 22, 1999
Murray Lieber                   and Director


/s/ Marvin M. Speiser            Director                    November 22, 1999
Marvin M. Speiser

EXHIBIT 21

                               SUBSIDIARIES OF THE REGISTRANT

Hercon Laboratories Corporation, incorporated in the State of Delaware, is the only subsidiary of the registrant.