Form 10-Q
period 1999-03-31
TRANSDERM LABORATORIES CORP
filed 1999-11-24
CIK 948704

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


For the Quarter Ended March 31, 1999      Commission File Number 0-27642



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



The registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12
months, Yes     No  X ; (2) and has been subject to such filing requirements for the past 90 days. Yes  X  No

As of October 31, 1999, 40,000,000 shares of Common Stock, $.001 Par Value, were outstanding.

           TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY   Part I
     CONSOLIDATED CONDENSED STATEMENTS OF ASSETS AND LIABILITIES      Item 1
                          (LIQUIDATION BASIS)                         Page 2
                            (In thousands)




ASSETS (Note 1)
                                                      March 31, December 31,
                                                         1999        1998
                                                     (Unaudited)
Cash                                                  $     16      $     9
Accounts receivable                                        859        1,675
Inventories (Note 3)                                       606          756
Property, plant and equipment                            4,568        4,568
Other assets                                                 4            4

TOTAL ASSETS                                          $  6,053      $ 7,012


LIABILITIES AND CAPITAL DEFICIENCY

Collateralized obligations
  Capitalized lease obligation                        $    123      $    21

Uncollateralized obligations
  Payroll and related costs payable                         38           42
  Accounts payable                                         710        1,056
  Accrued expenses and other liabilities                   161          316
                                                           909        1,414
Other obligations
  Amount due to Health-Chem Corporation
    Subordinated promissory note                         7,000        7,000
    Note payable                                         2,854        3,435
    Redeemable preferred stock                           8,500        8,500
    Preferred dividends payable                          1,028          879
                                                        19,382       19,814
Capital deficiency
  Common stock, par value $.001 per share; 60,000,000 share authorized;
    40,000,000 shares issued and outstanding                40           40
  Accumulated deficit                                  <14,401>     <14,277>
    Total Capital Deficiency                           <14,361>     <14,237>

TOTAL LIABILITIES AND CAPITAL DEFICIENCY              $  6,053      $ 7,012

      CONSOLIDATED STATEMENT OF CHANGES IN ASSETS AND LIABILITIES
                             (LIQUIDATION BASIS)
                               (In thousands)
                                 (Unaudited)
Capital deficiency at January 1, 1999                               <14,237>
Changes or adjustments:
  Preferred dividend                                                   <149>
  Net increase in assets and liabilities                                 25
Capital deficiency at March 31, 1999                                <14,361>





[FN]
See Notes to Consolidated Financial Statements

           TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY           Part I
                 CONSOLIDATED STATEMENT OF OPERATIONS                 Item 1
                 (In thousands, except per share data)                 Page 3

                               (Unaudited)


                                                       For the Three Months
                                                          Ended March 31,
                                                                 1998
REVENUE:
  Net sales                                                  $ 2,139
  Cost of goods sold                                             990
  Gross profit                                                 1,149

OPERATING EXPENSES:
  Selling, general and administrative expense                    372
  Legal expense                                                  135
  Research and development expense                               190
  Net interest expense                                           204
    Total operating expenses                                     901


INCOME FROM OPERATIONS BEFORE TAXES                              248
  Income tax benefit (Note 3)                                     25

NET INCOME                                                       273

PREFERRED DIVIDENDS                                              149

NET INCOME <LOSS> APPLICABLE TO COMMON STOCKHOLDERS          $   124


Earnings per Common Share  (basic & diluted)
 (Note 5):

NET INCOME <LOSS> PER COMMON SHARE                            $  0.00

Average number of common shares
  outstanding  (Note 5)
   Basic                                                      40,000
   Diluted                                                    43,067










[FN]
See Notes to Consolidated Financial Statements.

           TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY           Part I
                 CONSOLIDATED STATEMENT OF CASH FLOW                   Item 1
                             (In thousands)                            Page 4

                               (Unaudited)

                                                    For the Three Months
                                                     Ended March 31, 1999
Cash was Provided by <Used for>:

Operating Activities:
Continuing operations:
  Cash received from customers                              $ 2,776
  Cash paid to suppliers and employees                       <1,944>
  Interest paid                                                <223>
  Cash provided by operating activities                         609


Financing activities:
  Repayment of borrowings from
   Health-Chem Corporation - net                               <581>
  Payment of capital lease                                      <21>
    Net cash used in financing activities                      <602>

Net increase in cash                                              7
Cash at beginning of period                                       9
Cash at end of period                                       $    16

[FN]
See Notes to Consolidated Financial Statements.

              TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY      Part I
                    CONSOLIDATED STATEMENT OF CASH FLOW             Item 1
                                (In thousands)                       Page 5

                                 (Unaudited)

                                                      For the Three Months
                                                      Ended March 31, 1998

Cash was Provided by <Used for>:
Operating Activities:
 Net income                                                   $   273
 Adjustments to reconcile net income to
   net cash used for operations:
   Depreciation and amortization                                  142
 Changes in:
   Accounts receivable                                           <363>
   Inventories                                                    219
   Accounts payable                                              <192>
   Accrued expenses and other current liabilities                <248>
 Net cash used for operating activities                          <169>

Investing Activities:
   Additions to property, plant and equipment                      <8>
   Disposal of property, plant and equipment                        0
   Net cash used for investing activities                          <8>

Financing Activities:
   Borrowings from affiliates, net                                170
   Other long-term debt payments                                   <2>
 Net cash provided by financing activities                        168

Net Decrease in Cash                                               <9>
   Cash at beginning of period                                     18
   Cash at end of period                                      $     9


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                   $   361
   Income taxes                                                     1




[FN]
See Notes to Consolidated Financial Statements.

               TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY     Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 6


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

Health-Chem failed to repay $8 million in principal as well as the accrued interest of $.4 million due on its 10.375% convertible subordinated debentures at maturity, on April 15, 1999. In January 1997, Health-Chem and its subsidiaries, including the Company, entered into a secured financing agreement with IBJ Whitehall Business Credit Corporation. The loan was repaid in August 1999 with the proceeds from the sale of assets of Health-Chem's Herculite Products, Inc. and Hercon Environmental Corporation subsidiaries aggregating $14.2 million. Out of such proceeds, Health-Chem made a $1.9 million partial payment on its debt obligation in respect of the Debentures in September 1999. Health-Chem's ability to repay the balance of the obligations on the Debentures is contingent, among other things, upon the Company's effecting a business solution with regard to the manufacture of its new nitroglycerin products and Health-Chem's ability to secure financing from a financial institution. There can be no assurance that Health-Chem or the Company will be successful in such efforts. The terms of the related debenture indenture between Health-Chem and Bankers Trust Company as trustee for the debentureholders, empower the trustee to institute an action or proceeding at law or in equity for the collection of the sums due and unpaid. The trustee has not indicated any forbearance specifically that it will abstain from exercising such rights and to ensure compliance with generally accepted accounting principles, the Company's Statements of Assets and Liabilities as of December 31, 1998 and March 31, 1999 have been presented on a liquidation basis. Accordingly, the net assets of the Company as of these dates are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

The valuation of assets and liabilities necessarily requires estimate and assumptions. The actual value of any liquidating distributions would depend on a variety of factors including among others, the proceeds from the sale of any of the Company's assets and the timing of actual distributions. The valuations presented in the accompanying Consolidated Statements of Assets and Liabilities represent estimates, based on present facts and circumstances, of the estimated realizable values of assets and settlement amounts of liabilities. The actual values could be higher or lower than the amounts recorded.

The Company is engaged in the development, manufacture and marketing of transdermal drug delivery systems and over-the-counter pharmaceutical and cosmetic products. The Company manufactures and markets a transdermal nitroglycerin patch which it has sold to one customer for distribution in the United States (two customers through December 31, 1998) and one customer for distribution in Spain. The Company also manufactures and markets deep cleansing facial pore strips which it has sold to two customers for distribution in the United States, Canada and certain other foreign countries. Sales of these pore strip products have declined substantially and management cannot predict if or when, sales of these products may pick up again.

In March 1999, the FDA released a proposal to withdraw their approval of a number of drug applications relating to transdermal nitroglycerin products, including the patch that the Company developed in 1986. The Company filed documents in May 1999 requesting rescission of the proposal, and submitted a timely request for a hearing in the event that the proposal is not rescinded. To date, there has been no further action by the FDA relating to these
            TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY        Part I
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         Item 1
                                 (Unaudited)                         Page 7

matters. There can be no assurance that the FDA will not proceed to withdraw its approval of the Company's original transdermal nitroglycerin patch, which would preclude further production or sale of the product. This would have a material adverse impact on the business of the Company.

The Company has a new competitive design for its transdermal nitroglycerin patch that was approved by the FDA in 1998, but has not sold such patches due to the unfavorable resolution of litigation with Key Pharmaceuticals, Inc. discussed in Note 9. Arrangements that would allow for the production and sale of the improved patch are being pursued, but there can be no assurance that such efforts will be successful.

The viability of the Company is dependent upon its ability to generate cash flow sufficient to sustain operations by increasing sales of existing products or introducing commercially viable new products based on similar technology. In addition to its transdermal nitroglycerin products, the Company is also developing transdermal products for hormone replacement therapies. Further, the Company has additional products in early development and is conducting a number of feasibility studies on drugs to be developed independently or for client companies. There can be no assurance that FDA filing for any additional products will be effected or that FDA approval for any additional products will be obtained.

The Company is dependent upon its parent company, Health-Chem. Health-Chem is the Company's principal source of funds not generated by operations. Cash requirements are borrowed from Health-Chem and any cash generated from operations is used to repay borrowings from Health-Chem. The Company's subordinated promissory note was given to Health-Chem in exchange for the then outstanding borrowings from Health-Chem. Health-Chem also holds the Company's outstanding redeemable preferred stock. The Company is included in the consolidated federal income tax return of Health-Chem. Health-Chem also provides most of the administrative services required by the Company. To satisfy pressing financial obligations, the assets of two of Health-Chem's subsidiaries were sold in the third quarter of 1999 and the outstanding balances of the companies' primary source of third-party funding were paid off and the relationship was terminated. Health-Chem remains in default of payment of its debt obligations in respect of its convertible subordinated debentures. Health-Chem is currently in discussions with a financial institution regarding a $1.5 million credit facility. There can be no assurance that Health-Chem will be able to continue to fund the Company's operations, nor that the Company will be able to secure adequate funding from other sources.

The Consolidated Statements of Assets and Liabilities as of March 31, 1999, the Consolidated Statements of Operations and of Cash Flow for the interim periods ended March 31, 1999 and 1998 have been prepared by the Company and have not been audited in accordance with General Accepted Accounting Principles ("GAAP"). In management's opinion, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows of the Company at March 31, 1999 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.


              TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY      Part I
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         Item 1
                                 (Unaudited)                         Page 8



2.  Changes in Assets and Liabilities (in thousands):

The following represent changes in assets and liabilities (liquidation basis) for activity through March 31, 1999. Management has estimated June 30, 2000 as the date of dissolution unless the current status of the Company's financial condition improves.

    Net sales                                  $  1,960
    Cost of goods sold                            1,106
    Gross profit                                    854

    Expenses
      Selling, general and administrative           355
      Legal                                          38
      Research and development                      213
      Net interest                                  223
                                                    829
    Net increase                               $     25

3.   Taxes on Income

The Company is included in the consolidated federal income tax return of its parent, Health-Chem, and is party to a Tax Sharing Agreement with Health-Chem. Deferred tax assets and liabilities reflect differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred assets will not be realized. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

                                                  For the Three Months
                                                     Ended March 31,
                                                     1999         1998
      Taxes on income include
        <benefit> provision for:
         Federal income taxes                     $     0      $    <0>
         State and local income taxes                   0          <25>
           Total                                  $     0      $   <25>

      Taxes on income comprise:
         Current                                  $     0      $   <25>
         Deferred                                       0            0
           Total                                  $     0      $   <25>

A reconciliation of the provision for taxes on income to the tax computed at the federal statutory rate follows:
                                                   For the Three Months
                                                     Ended March 31,
                                                     1999         1998
      Tax provision at statutory rate            $      9      $     84
      Increase <decrease> resulting from:
         State and local taxes, net of federal
          tax benefit                                   0            <6>
         Reversal of valuation allowance               <9>         <103>
      Tax benefit                                 $     0      $    <25>

                TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY    Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 9

4.   Inventories  (In thousands)

Inventories are stated at lower of cost (first-in, first-out basis) or market. The Company's ability to recover the cost of inventory is dependent upon, among other things, the demand for its products.

                                            March 31, 1999  December 31, 1998
      Raw materials                             $  377           $  484
      Finished goods and work in process           229              272
      Total inventories                         $  606           $  756

5.   Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding, after adjustment for any dilutive effect of the Company's stock options. Throughout the periods presented in these financial statements, there were 40 million shares of common stock outstanding. Options to purchase 11.4 million shares of common stock were outstanding at both March 31, 1999 and 1998.

The dilutive effect of such options on the earnings per common share computations for the periods ended March 31, 1999 and 1998 is presented below (in thousands, except per share amounts):
                                                  For the Three Months
                                                     Ended March 31,
                                                     1999         1998
      Net Income <Loss> Applicable to Common
       Stockholders:
        Net income <loss>                         $     0      $   273
        Preferred stock dividends                       0          149
        Income <loss> applicable to common
         stockholders                             $    <0>     $   124

      Basic Earnings <Loss> Per Common Share:
        Weighted average number of common
         shares outstanding                        40,000       40,000

        Earnings <loss> per common share          $  0.00      $  0.00

      Diluted Earnings <Loss> Per Common Share:
        Weighted average number of common
         shares outstanding                        40,000       40,000
        Weighted average of stocks options
         outstanding                                   00        3,067

        Weighted average number of common
         shares outstanding - diluted              40,000       43,067

        Diluted earnings <loss> per common share  $  0.00      $  0.00

6.   Cash Management

The Company participates in Health-Chem's cash management practice, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance is expected to be paid out of future cash flow and is therefore considered to be long-term. Interest is charged based upon the average outstanding intercompany balance and Health-Chem's cost of funds. On August 31, 1995, Hercon issued to Health-Chem a $7,000,000, 9% subordinated promissory note in exchange for the then outstanding borrowings from Health-Chem. The Company is required to make semi-annual interest payments each March and September on this note, with the principal amount of $7,000,000 payable on March 31, 2002. The Company and
                TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY    Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 10

Health-Chem are currently reconsidering the method of allocation in light of the sale of assets of Health-Chem's Herculite and Hercon Environmental subsidiaries in August 1999.

7.   Expenses Charged by Health-Chem

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem pays certain expenses on behalf of the Company for which Health-Chem is reimbursed, including all the costs related to the building in which the Company operates. The Company is also charged by Health-Chem for certain administrative services, including executive, legal, accounting, human resources, public relations, and office rent. Health-Chem charged the Company $189,000 and $149,000 in the quarters ended March 31, 1999 and 1998, respectively. Management believes that these expenses, on a stand-alone basis, would not have been materially different than the amounts charged by Health-Chem.

8.   Redeemable Preferred Stock

The Company is required to make semi-annual preferred dividend payments to Health-Chem, the holder of the Company's outstanding redeemable preferred stock, $10.00 par value, in March and September of each year at an annual rate of $.70 per share on the then-outstanding shares. In August 1998 the Company declared and paid a dividend of $162,000 in respect of dividends in arrears that were due on September 30, 1997. The Company has been unable to make the required dividend payments for 1998 and 1999. Further, the required $1.0 million annual redemptions of outstanding preferred stock have not been made for 1998 nor 1999. Additional required redemptions are $1 million annually in 2000 through 2004 and $1.5 million in 2005. If the Company is in default on dividends payable on the preferred stock in an amount equal to two full semi-annual payments, or if a mandatory redemption payment is not made Health-Chem, the holder of all the outstanding shares of the preferred stock, is entitled to elect the smallest number of Directors necessary to constitute a majority of Transderm's Board of Directors until such time as the default is cured. Health-Chem has waived this right since, because it controls 90% of the Company, it already possesses such power.

9.   Litigation

In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against Hercon in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon's submission to the FDA of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, for which the Company has applied for FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration
date of Key's patent.   Hercon denied the material allegations of the
complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon had not infringed and did not infringe any claim of the patent. Hercon counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon's claim that Key's patent is invalid and unenforceable.
On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. In November 1998, the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the "CAFC") affirmed the Delaware District Court's rulings in favor of Key. In January 1999, the CAFC denied Hercon's petition for rehearing of its appeal.
            TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY        Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF            Item 2
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS          Page 11

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

The Company is engaged in the development, manufacture and marketing of transdermal drug delivery systems and over-the-counter pharmaceutical and cosmetic products. Since 1986, the Company has manufactured and marketed a transdermal nitroglycerin patch which it has sold to one customer for distribution in the United States (two customers through December 31, 1998) and one customer for distribution in Spain. The Company also has manufactured and marketed, since 1998, deep cleansing facial pore strips which it has sold to two customers for distribution in the United States, Canada and certain other foreign countries. Sales of these pore strip products have declined substantially and management cannot predict if, or when, sales of these products may pick up again.

The Company received FDA approval in October 1998 for its improved nitroglycerin patches which have been rated by the FDA as an accepted generic alternative to Novartis Pharmaceutical Corporation's Transderm Nitro(R) products. However, at this time, the Company is not commercially exploiting
its newly-approved nitroglycerin products due to the unfavorable   decision in
the Company's litigation with Key Pharmaceuticals, Inc. (the "Key Litigation"), discussed in Note 9 to the Consolidated Financial Statements.

In March 1999, the FDA released a proposal to withdraw their approval of a number of drug applications relating to transdermal nitroglycerin products, including the patch that the Company developed in 1986. The Company filed documents in May 1999 requesting rescission of the proposal, and submitted a timely request for a hearing in the event that the proposal is not rescinded. To date, there has been no further action by the FDA relating to these matters. There can be no assurance that the FDA will not proceed to withdraw its approval of the Company's original transdermal nitroglycerin patch, which would preclude further production or sale of the product. This would have a material adverse impact on the business of the Company.

On April 15, 1999, the Company's parent company, Health-Chem defaulted on its obligation to repay $8 million in principal as well as the accrued interest of $.4 million due on it 10.375% convertible subordinated debentures at maturity. Effective August 1999, besides the operations of the Company, Health-Chem does not have any other operating activities. Health-Chem and its subsidiaries, including the Company, entered into a secured financing agreement with IBJ Whitehall Business Credit Corporation. The loan was repaid in August 1999 with the proceeds from the sale of assets of Health-Chem's Herculite Products, Inc. and Hercon Environmental Corporation subsidiaries. Out of such proceeds, Health-Chem made a $1.9 million partial repayment of its debt obligations in respect of the debentures in September 1999. Health-Chem's ability to repay the balance of the obligations on the debentures is contingent, among other things, upon the Company's effecting a business solution with regard to the manufacture of its new nitroglycerin products and the Company's ability to secure financing from a financial institution. There can be no assurance that Health-Chem or the Company will
               TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY       Part I
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 12

be successful in their efforts toward that end. Under the terms of the subordinated debentures between Health-Chem and Bankers Trust Company as indenture trustee (the "Trustee"), the trustee can institute an action or proceeding at law or in equity for the collection of the sums due and unpaid.
No concessions have been offered by the Trustee that it will continue to abstain from exercising such rights. In the circumstances, Health-Chem is not able to meet its payment obligations and does not have in place an effective plan to mitigate such conditions. In compliance with generally accepted accounting principles, the Company's Statements of Assets and Liabilities as of December 31, 1998 and March 31, 1999 have been presented on a liquidation basis. Accordingly, the net assets of the Company as of that date are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Estimates used in the liquidation basis of accounting are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and there are a number of important factors that could cause actual results to differ from these estimates.

The viability of the Company is dependent upon its ability to generate cash flow sufficient to sustain operations by increasing sales of existing products or introducing commercially viable new products based on similar technology, to more fully utilize its existing manufacturing capacity. Arrangements that would allow for the production and sale of the improved nitroglycerin patch are being pursued, but there can be no assurance that such efforts will be successful. In addition to its transdermal nitroglycerin products, the Company is also developing transdermal products for hormone replacement therapies. Further, the Company has additional products in early development and is conducting a number of feasibility studies on drugs to be developed independently or for client companies. There can be no assurance that FDA filings for any additional products will be effected or that FDA approval for any additional products will obtained.

In the short term, the Company must rely on sales of existing products to continue operations, which are declining, and borrowings from Health-Chem to provide funds to continue operating. The sale of the assets of two of Health-Chem's subsidiaries was recently completed to provide funds to satisfy
pressing financial obligations.   At this time, Health-Chem has no external
source of financing for its business, although it is in discussions with financial institutions regarding a $1.5 million credit facility. There can be no assurance that Health-Chem will be able to continue to fund the Company's operations, nor that the Company will be able to secure adequate funding from other sources.

Results of Operations

In December 1998, the financial statements were presented on a liquidation basis due to the financial status of the Company. Accordingly, a date was established (approximately June 30, 2000) for the Company's dissolution.
Results of operations are recorded in the Consolidated Statement of Changes in Assets and Liabilities and in Note 2 of the Consolidated Financial Statements. This method of reporting results of operations will continue until the financial status of the Company improves or the dissolution of the Company occurs.

Net sales of $1.96 million in the first quarter of 1999 were $179,000 below net sales in the first quarter of 1998. The sales decrease is due primarily to lower sales volumes of transdermal nitroglycerin patches. Sales of pore strips, which were nonexistent in the first quarter of 1998, accounted for $291,000 of the $1.96 million sales in the first quarter of 1999.

Cost of goods sold in the 1999 quarter were $116,000 higher than in the comparable quarter of 1998, principally due to costs associated with the addition of production facilities for pore strip products. Overall, gross profit of $854,000 in 1999 as a percentage of net sales dropped to 43.6% from 53.7% in the first quarter of 1998. Plant operating expenses increased $40,000 in the first quarter of 1999 as compared to the same period in 1998, including a $36,000 increase in payroll-related expenses associated with the pore strip
               TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY       Part I
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 13

products.

Selling, general and administrative expenses decreased $18,000 for the three months ended March 31, 1999 as compared to the same period in 1998. This decrease is due primarily to lower payroll-related costs offset by a $40,000 increase in charges from Health-Chem. Pursuant to a Corporate Services Agreement between the Company and Health-Chem, selling, general and administrative expenses incurred by Health-Chem which cannot be directly attributed to a specific subsidiary are allocated to the Company based upon its net sales as a percentage of Health-Chem's consolidated net sales. The Company's allocation of Health-Chem's total expenses for the three months ended March 31, 1999 was higher than the comparable period in 1998, increasing from 15% in 1998 to 20% in 1999, partially offset by Health-Chem's total expenses being lower.

Legal expenses decreased $97,000 for the three months ended March 31, 1999 as compared to the same period in 1998, reflecting the resolution early in 1999 of the Company's appeal of the lower court decision in the Key Litigation.

Research and development expenses of $213,000 were $23,000 higher in the three months ended March 31, 1999 than in the same period in 1998. The increase was due primarily to higher outside testing and payroll related expenses. The Company expects total research and development expenses related to pharmaceutical products in 1999 to be lower than 1998 levels.

Net interest expense increased $19,000 for the three months ended March 31, 1999 as compared to the same period in 1998 due primarily to increases in interest rates on outstanding balances on borrowings from Health-Chem.

Preferred dividends of $149,000 on the Company's redeemable preferred stock, $10.00 par value, were accrued in the first quarter of both 1999 and 1998.

The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

Liquidity and Capital Resources
Accounts receivable and inventory for March 31, 1999 as compared to December 31, 1998 decreased $.8 million and $.2 million, respectively, reflecting the lower level of business. Cash provided by operating activities for the three months ended March 31, 1999 was $609,000 compared to $169,000 used for operating activities in the same period of 1998. Cash from operating activities was primarily generated from the collection of accounts receivable.

The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

The Company spent $134,000 in the first quarter of 1999 on equipment needed to produce, assemble and package over-the-counter pharmaceutical and cosmetic products and the improved nitroglycerin patch. The Company anticipates further capital expenditures of $100,000 in 1999 for additional equipment needed to produce these products. Capital expenditures in 1998 and 1999 have been funded by borrowings from Health-Chem, but there can no assurance that Health-Chem will be able to fund the additional capital expenditures that are anticipated in 1999.

The Company has financed its capital requirements primarily from borrowings from Health-Chem.

Health-Chem was a borrower along with its affiliates, including the Company, under the terms of a secured financing agreement with IBJ Whitehall Business Credit Corporation (as successor in interest to IBJ Schroder Business Credit Corporation) ("IBJ"). Outstanding borrowings under this agreement were paid off in August, 1999 with the proceeds from the sale of assets of Health-Chem's Herculite Products, Inc. ("Herculite") and Hercon Environmental Corporation ("Hercon Environmental") subsidiaries. The Company is currently working on a

                   TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY  Part I
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Item 2
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS     Page 14

business solution with regard to the manufacture of its new nitroglycerin products. The Company is also working to secure up to $1.5 million financing from a financial institution. A failure to effect such a business solution or to secure such financing for short-term capital requirements would have a material adverse effect on the financial condition of the Company and its ability to continue operations.

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

The Company is required to make a semi-annual preferred dividend payment to Health-Chem, the holder of the Company's outstanding redeemable preferred stock, $10.00 per value, each March and September at the annual rate of $.70 per share on the then-outstanding shares. In August 1998 the Company declared and paid a dividend of $162,000 in respect of dividends in arrears that were due on September 30, 1997. The Company has been unable to make the required dividend payments for 1998 and 1999. Further, the Company was required to redeem $1.0 million of outstanding preferred stock in each year 1998 and 1999, but was unable to do so. Additional required redemptions are $1,000,000 annually in 2000 through 2004 and $1,500,000 in 2005. If dividends payable on the preferred stock are in default in an amount equal to two full semi-annual payments, or if a mandatory redemption payment is not made, the holder of all the outstanding shares of the preferred stock, Health-Chem, is entitled to elect the smallest number of Directors necessary to constitute a majority of Transderm's Board of Directors until such time as the default is cured. Health-Chem waived this right since, as a practical matter, it already possessed such power.

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem, or for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The amount of such costs billed to the Company by Health-Chem was $189,000 and $149,000 for the three months ended March 31, 1999 and 1998, respectively. The Agreement expired on December 31, 1998 and automatically renewed for a one-year term. The Company and Health-Chem are currently reconsidering the method of allocation in light of the sale of assets of Health-Chem's Herculite and Hercon Environmental subsidiaries in August 1999.

Pursuant to a tax sharing agreement between the Company and Health-Chem, the Company is required to pay Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income. At March 31, 1999, Health-Chem had been paid in full such amounts.

The semi-annual interest payment on the subordinated promissory note is $315,000 and the semi-annual dividend on the preferred stock currently outstanding is $297,500. In addition to the cumulative dividends and interest payments, the Company is obligated to redeem the preferred stock and repay the promissory note as described above. Internally generated funds are not currently sufficient to provide the Company with cash to meet all of these retirement and redemption obligations and thus the Company will need to either continue to obtain waivers and amendments of some of these payment obligations
           TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY          Part I
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF            Item 2
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS          Page 15

or raise additional capital from third parties. The Company is currently working on a business solution in regard to the manufacture of its new nitroglycerin products, along with securing up to $1.5 million financing from a financial institution. A failure to effect such a business solution or to secure such financing for short-term capital requirements would have a material adverse effect on the financial condition of the Company and its ability to continue operations.

Inflation

Management does not believe that inflation has had a material effect upon its results of operations, liquidity or capital resources.

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

The Company has assessed the effect of the Year 2000 Issue on its non-information technology systems, and believes there will be no material impact on the operations of the Company. The Company has addressed Year 2000 issues relating to third parties with which it has a material relationship by sending questionnaires to vendors, suppliers and customers who could have a material impact on the Company's operations if their operations were disrupted. The Company's operations could be adversely affected if such vendors, suppliers and customers do not prepare for the impact of the Year 2000. Companies responding to the Company's questionnaires have indicated an awareness of and preparation for dealing with the impact of the Year 2000 on their operations.

                                                                   Part II
                                                                   Item 1
                                                                   Page 16
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments in any pending legal proceedings in the quarter ended March 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      None.

(b) During the quarter ended March 31, 1999, the Company did not file any reports on Form 8-K.
                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY

November 24, 1999              /s/  Robert D. Speiser
                               By:  Robert D. Speiser
                                    President
                                    (Principal Executive Officer)

                               /s/  David J. Heath, Jr.
                               By:  David J. Heath, Jr.
                                    Vice President-Finance
                                    (Principal Financial Officer)
                                    (Principal Accounting Officer)