Form 10-Q
period 1999-06-30
TRANSDERM LABORATORIES CORP
filed 1999-11-24
CIK 948704

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


For the Quarter Ended June 30, 1999      Commission File Number 0-27642



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

             TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY        Part I
        CONSOLIDATED CONDENSED STATEMENTS OF ASSETS AND LIABILITIES    Item 1
                             (LIQUIDATION BASIS)                       Page 2
                               (In thousands)




ASSETS (Note 1)
                                                      June 30,  December 31,
                                                        1999         1998
                                                    (Unaudited)
Cash                                                  $     9       $     9
Accounts receivable                                       253         1,675
Inventories (Note 3)                                      580           756
Property, plant and equipment                           4,568         4,568
Other assets                                                4             4

TOTAL ASSETS                                          $ 5,414       $ 7,012


LIABILITIES AND CAPITAL DEFICIENCY

Collateralized obligations
  Capitalized lease obligation                        $   105       $    21

Uncollateralized obligations
  Payroll and related costs payable                        25            42
  Accounts payable                                        387         1,056
  Accrued expenses and other liabilities                  421           316
                                                          833         1,414
Other obligations
  Amount due to Health-Chem Corporation
    Subordinated promissory note                        7,000         7,000
    Note payable                                        2,804         3,435
    Redeemable preferred stock                          8,500         8,500
    Preferred dividends payable                         1,177           879
                                                       19,481        19,814
Capital deficiency
  Common stock, par value $.001 per share; 60,000,000 share authorized;
    40,000,000 shares issued and outstanding               40            40
  Accumulated deficit                                 <15,045>      <14,277>
    Total Capital Deficiency                          <15,005>      <14,237>

TOTAL LIABILITIES AND CAPITAL DEFICIENCY              $ 5,414       $ 7,012

       CONSOLIDATED STATEMENT OF CHANGES IN ASSETS AND LIABILITIES
                            (LIQUIDATION BASIS)
                               (In thousands)
                                (Unaudited)
Capital deficiency at January 1, 1999                               <14,237>
Changes or adjustments:
  Preferred dividend                                                   <298>
  Net decrease in assets and liabilities                               <470>
Capital deficiency at June 30, 1999                                 <15,005>



[FN]
See Notes to Consolidated Financial Statements

             TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY        Part I
                   CONSOLIDATED STATEMENT OF OPERATIONS                Item 1
                   (In thousands, except per share data)               Page 3

                               (Unaudited)


                                                        For the Six Months
                                                       Ended June 30, 1998
REVENUE:
  Net sales                                                  $ 3,449
  Cost of goods sold                                           1,681
  Gross profit                                                 1,768

OPERATING EXPENSES:
  Selling, general and administrative expense                    736
  Legal expense                                                  220
  Research and development expense                               372
  Net interest expense                                           397
    Total operating expenses                                   1,725

INCOME FROM OPERATIONS BEFORE TAXES                              137
  Income tax benefit (Note 3)                                    <25>

NET INCOME                                                       162

PREFERRED DIVIDENDS                                              298

NET INCOME <LOSS> APPLICABLE TO COMMON STOCKHOLDERS          $  <136>


Earnings per Common Share  (basic & diluted)
 (Note 5):

NET INCOME <LOSS> PER COMMON SHARE                           $  0.00

Average number of common shares
 outstanding (Note 5)
  Basic                                                       40,000
  Diluted                                                     43,067

[FN]

See Notes to Consolidated Financial Statements.

             TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY        Part I
                  CONSOLIDATED STATEMENT OF OPERATIONS                 Item 1
                  (In thousands, except per share data)                Page 4

                               (Unaudited)


                                                       For the Three Months
                                                        Ended June 30, 1998

REVENUE:
  Net sales                                                   $ 1,310
  Cost of goods sold                                              691
  Gross profit                                                    619

OPERATING EXPENSES:
  Selling, general and administrative expense                     364
  Legal expense                                                    85
  Research and development expense                                182
  Net interest expense                                            193
    Total operating expenses                                      824

LOSS FROM OPERATIONS/BEFORE OTHER INCOME                         <205>
  Other income - net                                               94

LOSS FROM OPERATIONS BEFORE TAXES                                <111>
  Income tax provision (Note 3)                                     0

NET LOSS                                                         <111>

PREFERRED DIVIDENDS                                               149

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                    $  <260>


Earnings per Common Share  (basic & diluted)
 (Note 5):

NET LOSS PER COMMON SHARE                                     $ <0.01>

Average number of common shares outstanding
  (basic and diluted)  (Note 5)                                40,000

[FN]

See Notes to Consolidated Financial Statements.

           TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY           Part I
                 CONSOLIDATED STATEMENT OF CASH FLOW                   Item 1
                             (In thousands)                            Page 5
                               (Unaudited)

                                                    For the six Months
                                                    Ended June 30, 1999
Cash was Provided by <Used for>:

Operating Activities:
Continuing operations:
  Cash received from customers                              $ 4,402
  Cash paid to suppliers and employees                       <3,275>
  Interest paid                                                <447>

  Cash provided by operating activities                         680


Financing activities:
  Repayment of borrowings from
   Health-Chem Corporation - net                               <631>
  Payment of capital lease                                      <49>
    Net cash used in financing activities                      <680>

Net increase in cash                                              0
Cash at beginning of period                                       9
Cash at end of period                                       $     9

[FN]
See Notes to Consolidated Financial Statements.

             TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY       Part I
                    CONSOLIDATED STATEMENT OF CASH FLOW               Item 1
                                (In thousands)                        Page 6

                                 (Unaudited)

                                                       For the Six Months
                                                       Ended June 30, 1998
Cash was Provided by <Used for>:
Operating Activities:
 Net income                                                 $   162
 Adjustments to reconcile net income <loss> to
  net cash provided by operations:
   Depreciation and amortization                                286
 Changes in:
   Accounts receivable                                          506
   Inventories                                                  <51>
   Other current assets                                          <3>
   Accounts payable                                            <223>
   Accrued expenses and other current liabilities                59
 Net cash provided by operating activities                      736

Investing Activities:
 Additions to property, plant and equipment                    <162>
 Disposal of property, plant and equipment                        0
 Net cash used for investing activities                        <162>

Financing Activities:
 Borrowings from affiliates, net                               <565>
 Other long-term debt payments                                   <6>
 Net cash used for financing activities                        <571>

Net Increase in Cash                                              3
Cash at beginning of period                                      18
Cash at end of period                                       $    21


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                 $   397
   Income taxes                                                   1




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

Health-Chem failed to repay $8 million in principal as well as the accrued interest of $.4 million due on its 10.375% convertible subordinated debentures at maturity, on April 15, 1999. In January 1997, Health-Chem and its subsidiaries, including the Company, entered into a secured financing agreement with IBJ Whitehall Business Credit Corporation. The loan was repaid in August 1999 with the proceeds from the sale of assets of Health-Chem's Herculite Products, Inc. and Hercon Environmental Corporation subsidiaries aggregating $14.2 million. Out of such proceeds, Health-Chem made a $1.9 million partial payment on its debt obligation in respect of the Debentures in September 1999. Health-Chem's ability to repay the balance of the obligations on the Debentures is contingent, among other things, upon the Company's effecting a business solution with regard to the manufacture of its new nitroglycerin products and Health-Chem's ability to secure financing from a financial institution. There can be no assurance that Health-Chem or the Company will be successful in such efforts. The terms of the related debenture indenture between Health-Chem and Bankers Trust Company as trustee for the debentureholders, empower the trustee to institute an action or proceeding at law or in equity for the collection of the sums due and unpaid. The trustee has not indicated any forbearance specifically that it will abstain from exercising such rights and to ensure compliance with generally accepted accounting principles, the Company's Statements of Assets and Liabilities as of December 31, 1998 and June 30, 1999 have been presented on a liquidation basis. Accordingly, the net assets of the Company as of these dates are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

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

              TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY       Part I
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           Item 1
                                (Unaudited)                           Page 8

The Company has a new competitive design for its transdermal nitroglycerin patch that was approved by the FDA in 1998, but it has not sold such patches due to the unfavorable resolution of litigation with Key Pharmaceuticals, Inc. discussed in Note 9. Arrangements that would allow for the production and sale of the improved patch are being pursued, but there can be no assurance that such efforts will be successful.

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

The Company is dependent upon its parent company, Health-Chem. Health-Chem is the Company's principal source of funds not generated by operations. Cash requirements are borrowed from Health-Chem and any cash generated from operations is used to repay borrowings from Health-Chem. The Company's subordinated promissory note was given to Health-Chem in exchange for the then outstanding borrowings from Health-Chem. Health-Chem also holds the Company's outstanding redeemable preferred stock. The Company is included in the consolidated federal income tax return of Health-Chem. Health-Chem also provides most of the administrative services required by the Company. To satisfy pressing financial obligations, the assets of two of Health-Chem's subsidiaries, were sold in the third quarter of 1999 and the outstanding balances of the companies' primary source of third-party funding, were paid off and the relationship was terminated. Health-Chem remains in default of payment of its debt obligations in respect of its convertible subordinated debentures. Health-Chem is currently in discussions with a financial institution regarding a $1.5 million financing from a financial institution. There can be no assurance that Health-Chem will be able to continue to fund the Company's operations, nor that the Company will be able to secure adequate funding from other sources.

The Consolidated Statements of Assets and Liabilities as of June 30, 1999, the Consolidated Statements of Operations and of Cash Flow for the interim periods ended June 30, 1999 and 1998 have been prepared by the Company, without audit. In management's opinion, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows of the Company at June 30, 1999 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

             TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY         Part I
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           Item 1
                                 (Unaudited)                           Page 9

2.   Changes in Assets and Liabilities (in thousands):

The following represent changes in assets and liabilities (liquidation basis)
for activity through June 30, 1999.  Management has estimated June 30, 2000 as the date of dissolution unless the current status of the Company's financial condition improves.
    Net sales                                  $  2,979
    Cost of goods sold                            1,900
    Gross profit                                  1,079

    Expenses
      Selling, general and administrative           588
      Legal                                          90
      Research and development                      424
      Net interest                                  447
                                                  1,549
    Net decrease                               $   <470>

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
                                                   For the Six Months
                                                     Ended June 30,
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
           Total                                  $     0      $   <25>

A reconciliation of the provision for taxes on income to the tax computed at the federal statutory rate follows:
                                                   For the Six Months
                                                     Ended June 30,
                                                     1999         1998

      Tax provision <benefit> at statutory rate  $   <231>     $     47
      Increase <decrease> resulting from:
         State and local taxes, net of federal
          tax benefit                                   0           <15>
         Provision of valuation allowance            <231>          <57>
      Tax benefit                                 $     0      $    <25>

4.   Inventories  (In thousands)

Inventories are stated at lower of cost (first-in, first-out basis) or market. The Company's ability to recover the cost of inventory is dependent upon, among other things, the demand for its products.

                                             June 30, 1999  December 31, 1998
      Raw materials                             $  419           $  484
      Finished goods and work in process           161              272
      Total inventories                         $  580           $  756

             TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY         Part I
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           Item 1
                                 (Unaudited)                           Page 10

5.   Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding, after adjustment for any dilutive effect of the Company's stock options. Throughout the periods presented in these financial statements, there were 40 million shares of common stock outstanding. Options to purchase 11.45 million shares of common stock were outstanding at June 30, 1999 and 1998. No options were included in the computation of diluted earnings per common share because losses from operations were reported for all periods presented.

The dilutive effect of such options on the earnings per common share computations for the periods ended June 30, 1999 and 1998 is presented below
(in thousands, except per share amounts):
                                                              For the
                                    For the Six Months     Three Months
                                      Ended June 30,       Ended June 30,
                                       1999       1998      1999      1998
      Net Income <loss>
      Applicable to Common
      Stockholders:
        Net income <loss>           $     0    $   162   $     0   $  <111>
        Preferred stock dividends         0        298         0       149
        Income <loss>
         applicable to common
         stockholders               $     0    $  <136>  $     0   $  <260>

      Basic Earnings <Loss>
       Per Common Share:
        Weighted average number of
         common shares outstanding   40,000     40,000    40,000    40,000

        Earnings <loss>
          per common share          $  0.00    $  0.00   $  0.00   $ <0.01>

      Diluted Earnings <Loss>
       Per Common Share:
        Weighted average number of
         common shares outstanding   40,000     40,000    40,000    40,000
        Stock options outstanding         0          0         0         0

        Weighted average number of
         common shares outstanding
         - diluted                   40,000     40,000    40,000    40,000

        Diluted earnings <loss>
        per common share            $  0.00    $  0.00   $  0.00   $ <0.01>

                TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY    Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 11

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

7.   Expenses Charged by Health-Chem

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem pays certain expenses on behalf of the Company for which Health-Chem is reimbursed, including all the costs related to the building in which the Company operates. The Company is also charged by Health-Chem for certain administrative services, including executive, legal, accounting, human resources, public relations, and office rent. Health-Chem charged the Company $287,000 and $179,000 in the quarters ended June 30, 1999 and 1998, respectively. Management believes that these expenses, on a stand-alone basis, would not have been materially different than the amounts charged by Health-Chem.

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

9.   Litigation

In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against Hercon in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon's submission to the FDA of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, for which the Company has applied for FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration
date of Key's patent.   Hercon denied the material allegations of the
complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon had not infringed and did not infringe any claim of the patent. Hercon counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon's claim that Key's patent is invalid and unenforceable.
On December 17, 1997, the Delaware District Court issued an injunction,
                TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY    Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 12

enjoining Hercon, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. In November 1998, the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the "CAFC") affirmed the Delaware District Court's rulings in favor of Key. In January 1999, the CAFC denied Hercon's petition for rehearing of its appeal. Hercon is currently reviewing its options with respect to the manufacture and marketing of its improved nitroglycerin patches.
                                                                      Part I
                                                                      Item II

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

On April 15, 1999, the Company's parent company, Health-Chem defaulted on its obligation to repay $8 million in principal as well as the accrued interest of $.4 million due on it 10.375% convertible subordinated debentures at maturity. Effective August 1999, besides the operations of the Company, Health-Chem does not have any other operating activities. Health-Chem and its subsidiaries, including the Company, entered into a secured financing agreement with IBJ Whitehall Business Credit Corporation. The loan was repaid in August 1999 with the proceeds from the sale of assets of Health-Chem's Herculite Products, Inc. and Hercon Environmental Corporation subsidiaries. Out of such proceeds, Health-Chem made a $1.9 million partial repayment of its debt obligations in respect of the debentures in September 1999. Health-Chem's ability to repay the balance of the obligations on the debentures is contingent, among other things, upon the Company's effecting a business solution with regard to the manufacture of its new nitroglycerin
              TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY     Part I
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF         Item 2
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS       Page 13

products and the Company's ability to secure financing from a financial institution. There can be no assurance that Health-Chem or the Company will be successful in their efforts toward that end. Under the terms of the subordinated debentures between Health-Chem and Bankers Trust Company as indenture trustee (the "Trustee"), the trustee can institute an action or proceeding at law or in equity for the collection of the sums due and unpaid.
No concessions have been offered by the Trustee that it will continue to abstain from exercising such rights. In the circumstances, Health-Chem is not able to meet its payment obligations and does not have in place an effective plan to mitigate such conditions. In compliance with generally accepted accounting principles, the Company's Statemensts of Assets and Liabilities as of December 31, 1998 and June 30, 1999 have been presented on a liquidation basis. Accordingly, the net assets of the Company as of that date are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Estimates used in the liquidation basis of accounting are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and there are a number of important factors that could cause actual results to differ from these estimates.

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

In the short term, the Company must rely on sales of existing products to continue operations, which are declining, and borrowings from Health-Chem to provide funds to continue operating. The sale of the assets of two of Health-Chem's subsidiaries was recently completed to provide funds to satisfy pressing financial obligations. At this time, Health-Chem has no external source of financing for its business, although it is in discussions with a financial institution regarding a $1.5 million credit facility. There can be no assurance that Health-Chem will be able to continue to fund the Company's operations, nor that the Company will be able to secure adequate funding from other sources.

At this time, Health-Chem has no external source of financing for its business,although it is in discussions with financial institutions regarding a $1.5 million credit facility. There can be no assurance that Health-Chem will be able to continue to fund the Company's operations, nor that the Company will be able to secure adequate funding from other sources.

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

Net sales of $3.0 million for the six months ended June 30, 1999 were $470,000 lower than net sales in the same period in 1998, due primarily to lower domestic sales volumes of transdermal nitroglycerin patches. During the second quarter of 1998, the Company commenced production of over-the-counter pharmaceutical and cosmetic products, with initial shipments occurring in July 1998. Lower demand for the Company's principal product was also responsible for the $290,000 decrease in net sales for the June quarter of 1999 compared to the same period of 1998.

Gross profit for the six months ended June 30, 1999 was $689,000 lower than
                TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY     Part I
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF            Item 2
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 14

gross profit in the same period in 1998. Gross profit as a percentage of net sales declined to 36.2% for 1999 from 51.3% for 1998. In addition to the $470,000 decline in net sales for the first half of 1999, plant overhead increased $170,000 despite a $77,000 reduction in payroll-related expenses, compared to the first half of 1998. Higher overhead allocation costs were incurred due to lower inventory levels. Lower margins reflect the allocation of fixed costs to a smaller number of units of production.

For the quarter ended June 30, 1999, gross profit decreased $393,000 compared to the same period in 1998. Gross profit as a percentage of net sales decreased from 47.3% for 1998 to 22.2% for 1999. Lower net sales due to reduced demand for the Company's nitroglycerin patches, coupled with higher overhead costs due to lower inventory levels, resulted in the substantial decrease in gross profit for the second quarter of 1999 compared to the same quarter of 1998.

Selling, general and administrative expenses, excluding legal expenses, increased $65,000 for the second quarter of 1999 and $47,000 for the six months ended June 30, 1999 as compared to the same periods in 1998. The 1999 amount has been adjusted for depreciation of approximately $209,000, which will not be recorded in 1999 according to the liquidation basis presentation. This increase is due primarily to higher charges from Health-Chem under the Corporate Services Agreement discussed in Note 7 to the Consolidated Financial Statements, partially offset by lower payroll-related costs. Health-Chem charges are allocated based upon net sales percentages. Charges from Health-Chem were $287,000 in the second quarter and $476,000 in the first half of 1999 compared to $179,000 and $328,000 in the corresponding periods of 1998. The higher charges from Health-Chem are the result of a higher percentage of Health-Chem's consolidated net sales. The decrease in payroll-related expenses at the Company reflects the organizational restructuring begun in 1997.

Legal expenses for the six months and quarter ended June 30, 1999 declined $130,000 and $33,000, respectively, as compared to the same periods in 1998, reflecting the resolution early in 1999 of the Company's appeal of the lower court decision in the Key Litigation.

Research and development expenses for the six months and quarter ended June 30, 1999 increased $52,000 and $30,000, respectively, as compared to the same periods in 1998. Higher research and development expenses resulted from reducing 1998 expenses with clinical testing and material vendor credits that did not occur in 1999. The Company expects total research and development expenses related to pharmaceutical products in 1999 to be lower than 1998 levels.

Net interest expense increased $50,000 for the six months ended June 30, 1999 and $31,000 in the June quarter compared to the same periods in 1998, due primarily to higher average outstanding balances on borrowings from Health-Chem.

The $94,000 of other income for the six months and quarter ended June 30, 1998 resulted from development work performed for a third party. In the second quarter of 1999 no third party development work was done, however, a sale of a die cutter machine resulted in a $14,000 loss.

Preferred dividends of $298,000 and $149,000 for the six month periods and quarters ended June 30, 1999 and 1998, respectively, reflect dividends accumulated on the Company's Redeemable Preferred Stock, $10.00 par value. Semi-annual dividend payments are required to be made at the annual rate of $.70 per outstanding share.

The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

Liquidity and Capital Resources

Accounts receivable and inventory for June 30, 1999 as compared to December 30, 1999 decreased $1.4 million and $.2 million, respectively, reflecting the lower level of business. Cash provided by operating activities for the six months ended June 30, 1999 was $680,000 compared to $736,000 provided by operating activities in the same period of 1998. Cash from operating activities was primarily generated from the collection of accounts receivable.

             TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY       Part I
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF         Item 2
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 15
The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

The Company spent $165,000, not including reductions for equipment retirement, in the first half of 1999 on equipment needed to produce, assemble and package over-the-counter pharmaceutical and cosmetic products and the improved nitroglycerin patch. The Company anticipates further capital expenditures of $70,000 in 1999 for additional equipment needed to produce these products. Capital expenditures in 1998 and 1999 have been funded by borrowings from Health-Chem, but there can be no assurance that Health-Chem will be able to fund the additional capital expenditures that are anticipated in 1999.

The Company has financed its capital requirements primarily from borrowings from Health-Chem.

Health-Chem was a borrower along with its affiliates, including the Company, under the terms of a secured financing agreement with IBJ Whitehall Business Credit Corporation (as successor in interest to IBJ Schroder Business Credit Corporation) ("IBJ"). Outstanding borrowings under this agreement were paid off in August, 1999 with the proceeds from the sale of assets of Health-Chem's Herculite Products, Inc. ("Herculite") and Hercon Environmental Corporation ("Hercon Environmental") subsidiaries. The Company is currently working on a business solution with regard to the manufacture of its new nitroglycerin products. The Company is also working to secure up to $1.5 million financing from a financial institution. A failure to effect such a business solution or to secure such financing for short-term capital requirements would have a material adverse effect on the financial condition of the Company and its ability to continue operations.

The Company is required to make a semi-annual interest payment of $315,000 each March and September on its $7,000,000, 9% Subordinated Promissory Note. The Company made the interest payments in March and September 1998, but has been unable to make either required payment in 1999. On May 12, 1998, Hercon and Health-Chem amended the Subordinated Promissory Note to extend the maturity date and the corresponding $7,000,000 principal payment from March 31, 1999 to March 31, 2002.

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

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem, or for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The amount of such costs billed to the Company by Health-Chem was $287,000 and $179,000 for the three months ended June 30, 1999 and 1998, respectively. The Agreement expired on December 31, 1998 and automatically renew for one-year term. The Company and Health-Chem are currently reconsidering the method of allocation in light of the sale of
             TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY      Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF            Item 2
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 16

assets of Health-Chem's Herculite and Hercon Environmental subsidiaries in August 1999.

Pursuant to a tax-sharing agreement between the Company and Health-Chem, the Company is required to pay Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income. At June 30, 1999, Health-Chem was paid in full for such amounts.

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



                                                                   Part II
                                                                   Item 1
                                                                   Page 17
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There we no material developments in any pending legal proceedings in the quarter ended June 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      None.

(b) During the quarter ended June 30, 1999, the Company did not file any reports on Form 8-K.
                                SIGNATURES

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