Form 10-Q
period 1999-09-30
TRANSDERM LABORATORIES CORP
filed 1999-11-24
CIK 948704

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


For the Quarter Ended September 30, 1999      Commission File Number 0-27642



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

           TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY   Part I
       CONSOLIDATED CONDENSED STATEMENTS OF ASSETS AND LIABILITIES    Item 1
                             (LIQUIDATION BASIS)                      Page 2
                               (In thousands)



ASSETS (Note 1)
                                                 September 30,  December 31,
                                                     1999           1998
                                                  (Unaudited)

Cash                                                 $     62       $     9
Accounts receivable                                       177         1,675
Inventories (Note 3)                                      485           756
Property, plant and equipment                           4,568         4,568
Other assets                                                4             4

TOTAL ASSETS                                         $  5,296       $ 7,012


LIABILITIES AND CAPITAL DEFICIENCY

Collateralized obligations
  Capitalized lease obligation                       $     86       $    21

Uncollateralized obligations
  Payroll and related costs payable                        43            42
  Accounts payable                                        104         1,056
  Accrued expenses and other liabilities                  225           316
                                                          372         1,414
Other obligations
  Amount due to Health-Chem Corporation
    Subordinated promissory note                        7,000         7,000
    Note payable                                        3,899         3,435
    Redeemable preferred stock                          8,500         8,500
    Preferred dividends payable                         1,325           879
                                                       20,724        19,814
Capital deficiency
  Common stock, par value $.001 per share; 60,000,000 share authorized;
    40,000,000 shares issued and outstanding               40            40
  Accumulated deficit                                 <15,926>      <14,277>
    Total Capital Deficiency                          <15,886>      <14,237>

TOTAL LIABILITIES AND CAPITAL DEFICIENCY             $  5,296       $ 7,012


       CONSOLIDATED STATEMENT OF CHANGES IN ASSETS AND LIABILITIES
                            (LIQUIDATION BASIS)
                               (In thousands)
                                (Unaudited)
Capital deficiency at January 1, 1999                               <14,237>
Changes or adjustments:
  Preferred dividend                                                   <446>
  Net increase in assets and liabilities                             <1,203>
Capital deficiency at September 30, 1999                            <15,886>


[FN]
See Notes to Consolidated Financial Statements

         TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY            Part I
                CONSOLIDATED STATEMENT OF OPERATIONS                   Item 1
                (In thousands, except per share data)                  Page 3

                               (Unaudited)


                                                       For the Nine Months
                                                     Ended September 30, 1998
REVENUE:
  Net sales                                                   $ 4,879
  Cost of goods sold                                            2,986
  Gross profit                                                  1,893

OPERATING EXPENSES:
  Selling, general and administrative expense                   1,006
  Legal expense                                                   262
  Research and development expense                                598
  Net interest expense                                            610
    Total operating expenses                                    2,476

LOSS FROM OPERATIONS/BEFORE OTHER INCOME                         <583>
 Other income - net                                               188

LOSS FROM OPERATIONS BEFORE TAXES:                               <395>
  Income tax <benefit> provision (Note 3)                          25

NET LOSS                                                         <370>

PREFERRED DIVIDENDS                                               446

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                    $  <816>


Earnings per Common Share  (basic & diluted)
 (Note 5):

NET LOSS PER COMMON SHARE                                     $ <0.02>

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

                                   (Unaudited)


                                                       For the Three Months
                                                     Ended September 30, 1998
REVENUE:
  Net sales                                                   $ 1,430
  Cost of goods sold                                            1,305
  Gross profit                                                    125

OPERATING EXPENSES:
  Selling, general and administrative expense                     270
  Legal expense                                                    42
  Research and development expense                                226
  Net interest expense                                            213
    Total operating expenses                                      751

LOSS FROM OPERATIONS/BEFORE OTHER INCOME                         <626>
  Other income - net                                               94

LOSS FROM OPERATIONS BEFORE TAXES                                <532>
  Income tax provision (Note 3)                                     0

NET LOSS                                                         <532>

PREFERRED DIVIDENDS                                               148

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                    $  <680>


Earnings per Common Share  (basic & diluted)
 (Note 5):

NET LOSS PER COMMON SHARE                                     $ <0.02>

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


[FN]
See Notes to Consolidated Financial Statements.

           TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY          Part I
                 CONSOLIDATED STATEMENT OF CASH FLOW                   Item 1
                             (In thousands)                            Page 5
                               (Unaudited)

                                                     For the Nine Months
                                                  Ended September 30, 1999
Cash was Provided by <Used for>:

Operating Activities:
Continuing operations:
  Cash received from customers                              $ 5,109
  Cash paid to suppliers and employees                       <4,770>
  Interest paid - bank                                         <673>

  Cash provided by operating activities                        <334>


Financing activities:
  Repayment of borrowings from
   Health-Chem Corporation - net                                464
  Payment of capital lease                                      <77>
    Net cash used in financing activities                       387

Net increase in cash                                             53
Cash at beginning of period                                       9
Cash at end of period                                       $    62

[FN]
See Notes to Consolidated Financial Statements.

             TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY     Part I
                    CONSOLIDATED STATEMENT OF CASH FLOW             Item 1
                                (In thousands)                      Page 6

                                 (Unaudited)

                                                      For the Nine Months
                                                     Ended September 30, 1998
Cash was Provided by <Used for>:
Operating Activities:
 Net loss                                                     $  <370>
 Adjustments to reconcile net income <loss> to
  net cash used for operations:
   Depreciation and amortization                                  437
   Loss on disposal of property, plant and equipment                0
 Changes in:
   Accounts receivable                                           <328>
   Inventories                                                   <202>
   Other current assets                                            <3>
   Other non-current assets                                         1
   Accounts payable                                               145
   Accrued expenses and other current liabilities                <112>
 Net cash used for operating activities                          <432>

Investing Activities:
 Additions to property, plant and equipment                      <453>
 Disposal of property, plant and equipment                          0
 Net cash used for investing activities                          <453>

Financing Activities:
 Borrowings from affiliates, net                                1,054
 Other long-term debt payments                                     <9>
 Preferred dividends paid                                        <162>
 Net cash provided by financing activities                        883

Net Decrease in Cash                                               <2>
Cash at beginning of period                                        18
Cash at end of period                                         $    16


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                   $   767
   Income taxes                                                     1

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

Health-Chem failed to repay $8 million in principal as well as the accrued interest of $.4 million due on its 10.375% convertible subordinated debentures at maturity, on April 15, 1999. In January 1997, Health-Chem and its subsidiaries, including the Company, entered into a secured financing agreement with IBJ Whitehall Business Credit Corporation. The loan was repaid in August 1999 with the proceeds from the sale of assets of Health-Chem's Herculite Products, Inc. and Hercon Environmental Corporation subsidiaries aggregating $14.2 million. Out of such proceeds, Health-Chem made a $1.9 million partial payment on its debt obligation in respect of the Debentures in September 1999. Health-Chem's ability to repay the balance of the obligations on the Debentures is contingent, among other things, upon the Company's effecting a business solution with regard to the manufacture of its new nitroglycerin products and Health-Chem's ability to secure financing from a financial institution. There can be no assurance that Health-Chem or the Company will be successful in such efforts. The terms of the related debenture indenture between Health-Chem and Bankers Trust Company as trustee for the debentureholders, empower the trustee to institute an action or proceeding at law or in equity for the collection of the sums due and unpaid. The trustee has not indicated any forbearance specifically that it will abstain from exercising such rights and to ensure compliance with generally accepted accounting principles, the Company's Statements of Assets and Liabilities as of December 31, 1998 and September 30, 1999 have been presented on a liquidation basis. Accordingly, the net assets of the Company as of these dates are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

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


               TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY     Part I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Item 1
                                   (Unaudited)                       Page 8

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

The Consolidated Statement of Assets and Liabilities as of September 30, 1999 and the Consolidated Statements of Operations and of Cash Flow for the interim periods ended September 30, 1999 and 1998 have been prepared by the Company and have not been audited in accordance with General Accepted Accounting
Principles ("GAAP"). In management's opinion, all necessary adjustments, consisting of normal recurring items, have been made to present fairly the financial position, results of operations and cash flows of the Company at September 30, 1999 and for all periods presented. Certain amounts included in the consolidated financial statements relating to prior periods have been reclassified to conform to the current presentation.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual
Report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

2.   Changes in Assets and Liabilities (in thousands):

The following represent changes in assets and liabilities (liquidation basis)
for activity through June 30, 1999.  Management has estimated June 30, 2000 as the date of dissolution unless the current status of the Company's financial condition improves.
    Net sales                                  $  3,611
    Cost of goods sold                            2,433
    Gross profit                                  1,178

               TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY     Part I
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         Item 1
                                 (Unaudited)                         Page 9
   Expenses
      Selling, general and administrative           982
      Legal                                          96
      Research and development                      630
      Net interest                                  673
                                                  2,381
    Net decrease                               $ <1,203>

3.   Taxes on Income

The Company is included in the consolidated federal income tax return of its parent, Health-Chem, and is party to a Tax Sharing Agreement with Health-Chem.
Deferred tax assets and liabilities reflect differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts.  Deferred tax assets are reduced by a valuation allowance when, in  the opinion of management, it is more likely than not that some or all of the deferred assets will not be realized. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.
                                                   For the Nine Months
                                                   Ended September 30,
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
           Total                                  $     0      $   <25>

A reconciliation of the provision for taxes on income to the tax computed at the federal statutory rate follows:
                                                  For the Nine Months
                                                  Ended September 30,
                                                     1999         1998
      Tax provision <benefit>
         at statutory rate                        $  <530>     $  <134>
      Increase <decrease> resulting from:
         State and local taxes, net of federal
          tax benefit                                   0          <47>
      Provision of valuation
             allowance                                530         <156>
      Tax benefit                                 $     0      $   <25>

4.   Inventories  (In thousands)

Inventories are stated at lower of cost (first-in, first-out basis) or market.
The Company's ability to recover the cost of inventory is dependent upon, among other things, the demand for its products.
                                       September 30, 1999   December 31, 1998
      Raw materials                             $  303           $  484
      Finished goods and work in process           182              272
      Total inventories                         $  485           $  756

5.   Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding, after adjustment for any dilutive effect of the Company's stock options. Throughout the periods presented in these financial statements, there were 40 million shares of common stock outstanding. Options to purchase 11.45 million shares of common stock were outstanding at September 30, 1999 and 1998. No options were included in the

               TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY     Part I
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Item 1
                                   (Unaudited)                       Page 10

computation of diluted earnings per common share because losses from operations were reported for all periods presented.

The dilutive effect of such options on the earnings per common share computations for the periods ended September 30, 1999 and 1998 is presented below (in thousands, except per share amounts):

                                  For the Nine Months   For the Three Months
                                  Ended September 30,   Ended September 30,
                                    1999         1998      1999         1998
      Net Income <Loss>
      Applicable to Common
       Stockholders:
        Net income <loss>        $     0      $   370    $    0     $  <532>
        Preferred stock
             dividends                 0          446         0         148
        Income <loss>
            applicable to common
         stockholders            $     0      $  <816>  $     0     $  <680>

      Basic Earnings <Loss>
      Per Common Share:
        Weighted average number
         of common shares
              outstanding         40,000       40,000    40,000      40,000

        Earnings <loss>
         per common share        $  0.00      $ <0.02>     0.00     $ <0.02>

      Diluted Earnings <Loss>
       Per Common Share:
        Weighted average
        number of common
        shares outstanding        40,000       40,000    40,000      40,000
        Weighted average of
        stocks options
         outstanding                   0            0         0           0

        Weighted average
        number of common
        shares outstanding
         - diluted                40,000       40,000    40,000      40,000

        Diluted earnings <loss>
        per common share         $  0.00      $ <0.02>     0.00     $ <0.02>

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

which the Company operates. The Company is also charged by Health-Chem for certain administrative services, including executive, legal, accounting, human resources, public relations, and office rent. Health-Chem charged the Company $379,000 and $101,000 in the quarters ended September 30, 1999 and 1998, respectively. Management believes that these expenses, on a stand-alone basis, would not have been materially different than the amounts charged by Health-Chem.

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

9.   Litigation

In August 1995, Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation ("Key"), commenced an action against Hercon in the United States District Court for the District of Delaware ("Delaware District Court") alleging that Hercon's submission to the FDA of three Abbreviated New Drug Applications ("ANDAs") relating to some of Hercon's transdermal nitroglycerin products, for which the Company has applied for FDA approval, constituted infringement of Key's patent for its Nitro-Dur(R) products. Key sought certain injunctive relief, monetary damages if commercial manufacture, use or sale occurs, and a judgment that the effective date for FDA approval of the above-referenced ANDAs be not earlier than February 16, 2010, the expiration
date of Key's patent.   Hercon denied the material allegations of the
complaint, asserting, among other things, that the Key patent is invalid and unenforceable and that Hercon had not infringed and did not infringe any claim of the patent. Hercon counterclaimed against Key for declaratory judgment of patent noninfringement, invalidity and unenforceability. On September 30, 1997, the Delaware District Court ruled in favor of Key on its infringement claim and on Hercon's claim that Key's patent is invalid and unenforceable.
On December 17, 1997, the Delaware District Court issued an injunction, enjoining Hercon, except as provided for by statute, from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe claim 14 of Key's patent, before the expiration of Key's patent on February 16, 2010. In November 1998, the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the "CAFC") affirmed the Delaware District Court's rulings in favor of Key. In January 1999, the CAFC denied Hercon's petition for rehearing of its appeal. Hercon is currently reviewing its options with respect to the manufacture and marketing of its improved nitroglycerin patches.
                                                                  Part I
                                                                  Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. The following discussion includes certain forward-looking statements. Such forward-looking statements
               TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY     Part I
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 12

are subject to a number of factors, including material risks and uncertainties, including those referred to herein and in the Company's Reports on Form 10-K, which could cause actual results to differ materially from the forward-looking statements.

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

On April 15, 1999, the Company's parent company, Health-Chem defaulted on its obligation to repay $8 million in principal as well as the accrued interest of $.4 million due on it 10.375% convertible subordinated debentures at maturity. Effective August 1999, besides the operations of the Company, Health-Chem does not have any other operating activities. Health-Chem and its subsidiaries, including the Company, entered into a secured financing agreement with IBJ Whitehall Business Credit Corporation. The loan was repaid in August 1999 with the proceeds from the sale of assets of Health-Chem's Herculite Products, Inc. and Hercon Environmental Corporation subsidiaries. Out of such proceeds, Health-Chem made a $1.9 million partial repayment of its debt obligations in respect of the debentures in September 1999. Health-Chem's ability to repay the balance of the obligations on the debentures is contingent, among other things, upon the Company's effecting a business solution with regard to the manufacture of its new nitroglycerin products and the Company's ability to secure financing from a financial institution. There can be no assurance that Health-Chem or the Company will be successful in their efforts toward that end. Under the terms of the subordinated debentures between Health-Chem and Bankers Trust Company as indenture trustee (the "Trustee"), the trustee can institute an action or proceeding at law or in equity for the collection of the sums due and unpaid.
No concessions have been offered by the Trustee that it will continue to abstain from exercising such rights. In the circumstances, Health-Chem is not able to meet its payment obligations and does not have in place an effective plan to mitigate such conditions. In compliance with generally accepted accounting principles, the Company's Statements of Assets and Liabilities as of December 31, 1998 and September 30, 1999 have been presented on a liquidation basis. Accordingly, the net assets of the Company as of that date are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Estimates used in the liquidation basis of accounting are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and there are a number of important factors that could cause actual results to differ from these estimates.

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

In the short term, the Company must rely on sales of existing products to continue operations, which are declining, and borrowings from Health-Chem to provide funds to continue operating. The sale of the assets of two of Health-Chem's subsidiaries was recently completed to provide funds to satisfy pressing financial obligations. At this time, Health-Chem has no external source of financing for its business, although it is in discussions with a financial institution regarding a $1.5 million mortgage on its building.
There can be no assurance that Health-Chem will be able to continue to fund the Company's operations, nor that the Company will be able to secure adequate funding from other sources.

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

Net sales of $3.6 million for the nine months ended September 30, 1999 were $1,268,000 lower than net sales in the same period in 1998, due primarily to lower domestic sales volumes of transdermal nitroglycerin patches. During the second quarter of 1998, the Company commenced production of over-the-counter pharmaceutical and cosmetic products, with initial shipments occurring in July. Lower demand for the Company's principal product was also responsible for the $798,000 decrease in net sales for the third quarter of 1999 compared to the same period of 1998.

Gross profit for the nine months ended September 30, 1999 was $715,000 lower than gross profit in the same period in 1998. Gross profit as a percentage of new sales declined to 32.6% for 1999 from 38.8% for 1998. In addition to the decline in net sales for the nine months ended September 30, 1999, increased overhead costs were incurred due to lower inventory levels. Payroll-related expenses decreased $28,000 as compared to the same period in 1998.

For the quarter ended September 30, 1999, gross profit decreased $26,000 compared to the same period in 1998. Lower net sales were due primarily to reduced demand for the Company's nitroglycerin patches.

Selling, general and administrative expenses, excluding legal expenses, increased $270,000 for the third quarter of 1999 and $317,000 for the nine months ended September 30, 1999 as compared to the same periods in 1998. The 1999 increase has been adjusted for depreciation of approximately $353,000 which will not be recorded in 1999 only according to the liquidation basis presentation. This increase is due primarily to higher cost charges from Health-Chem under the Corporate Services Agreement discussed in Note 7 to the Consolidated Financial statement, partially offset by lower payroll-related costs. Health-Chem charges are allocated based upon net sales percentages. Charges from Health-Chem were $379,000 in the third quarter and $855,000 for the nine months ended September 30, 1999 compared to $101,000 and $429,000 in the corresponding periods of 1998. The higher charges from Health-Chem are the result of a higher percentage of Health-Chem's consolidated net sales. The decrease in payroll-related expenses at the Company reflects, the organizational restructuring begun in 1997.

           TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY      Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Item 2
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 14

Legal expense for the nine months and quarter ended September 30, 1999 declined $166,000 and $36,000, respectively, as compared to the same periods in 1998, reflecting the resolution early in 1999 of the Company's appeal of the lower court decision in the Key Litigation.

Research and development expenses for the nine months and quarter ended September 30, 1999 increased $32,000 and decreased $20,000, respectively, as compared to the same periods in 1998. Higher research and development expenses for the nine months ended September 30, 1999 resulted from reducing 1998 expenses with clinical testing and material vendor credits that did not occur in 1999. Lower research and development expenditures during the quarter reflect decreased activity relating to clinical testing and clinical material. The Company expects total research and development expenses related to pharmaceutical products in 1999 to be lower than 1998 levels.

Net interest expense increased $63,000 for the nine months ended September 30, 1999 and $12,000 in the September quarter compared to the same periods in 1998, due primarily to higher average outstanding balances on borrowings from Health-Chem.

The $188,000 of other income for the nine months and quarter ended September 30, 1998 resulted from development work performed for a third party. In the third quarter of 1999 no third party development work was done, however, a sale of a die cutter machine resulted in a $14,000 loss.

Preferred dividends of $446,000 and $149,000 for the nine months and quarters ended September 30, 1999 and 1998, respectively, reflect accrued dividends accumulated on the Company's Redeemable Preferred Stock, $10.00 par value. Semi-annual dividend payments are required to be made at the annual rate of $.70 per outstanding share. Such payments were not made because of the lack of legally available funds.

The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

Liquidity and Capital Resources

Accounts receivable and inventory for September 30, 1999 as compared to December 30, 1999 decreased $1.4 million and $.3 million, respectively, reflecting the lower level of business. Cash used for operating activities for in the nine month period ended September 30, 1999 was $334,000 compared to $432,000 used for operating activities in the same period of 1998. Cash of $1.5 million was provided by the collection of accounts receivable and cash of $271,000 was provided by the reduction of inventories. This was offset by the loss from operations of $1.2 million (see Note 2 of the Consolidated Financial Statements) and the payment of accounts payable of $952,000.

The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

The Company spent $170,000 in the first three quarters of 1999 on equipment needed to produce, assemble and package over-the-counter pharmaceutical and cosmetic products and the improved nitroglycerin patch. The Company anticipates further capital expenditures of $65,000 in 1999 for additional equipment needed to produce these products. Capital expenditures in 1998 and 1999 have been funded by borrowings from Health-Chem, but there can no assurance that Health-Chem will be able to fund the additional capital expenditures that are anticipated in 1999.

The Company has financed its capital requirements primarily from borrowings from its Health-Chem.

Health-Chem was a borrower along with its affiliates, including the Company, under the terms of a secured financing agreement with IBJ Whitehall Business Credit Corporation (as successor in interest to IBJ Schroder Business Credit Corporation) ("IBJ"). Outstanding borrowings under this agreement were paid off in August, 1999 with the proceeds from the sale of assets of Health-Chem's Herculite Products, Inc. ("Herculite") and Hercon Environmental Corporation ("Hercon Environmental") subsidiaries. The Company is currently working on a business solution with regard to the manufacture of its new nitroglycerin products. The Company is also working to secure up to $1.5 million financing
            TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY       Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF            Item 2
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS          Page 15

from a financial institution. A failure to effect such a business solution or to secure such financing for short-term capital requirements would have a material adverse effect on the financial condition of the Company and its ability to continue operations.

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

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem or, for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The amount of such costs billed to the Company by Health-Chem was $379,000 and $101,000 for the three months ended September 30, 1999 and 1998, respectively. The agreement expired on December 31, 1998 and automatically renewed for a one-year term. The agreement will continue to automatically renew for successive one-year terms unless notice of non-renewal is given by either party. The Company and Health-Chem are currently reconsidering the method of allocation in light of the sale of assets of Health-Chem's Herculite and Hercon Environmental subsidiaries in August 1999.

Pursuant to a tax sharing agreement between the Company and Health-Chem, the Company is required to pay Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income. At September 30, 1999, Health-Chem was paid in full for such amounts.

The semi-annual interest payment on the subordinated promissory note is $315,000 and the semi-annual dividend on the preferred stock currently outstanding is $297,500. In addition to the cumulative dividends and interest payments, the Company is obligated to redeem the preferred stock and repay the promissory note as described above. Internally generated funds are not currently sufficient to provide the Company with cash to meet all of these retirement and redemption obligations and thus the Company will need to either continue to obtain waivers and amendments of some of these payment obligations or raise additional capital from third parties. The Company is currently working on a business solution in regard to the manufacture of its new
            TRANSDERM LABORATORIES CORPORATION AND SUBSIDIARY       Part I
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF            Item 2
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS          Page 16

nitroglycerin products, along with securing up to $1.5 million financing from a financial institution. A failure to effect such a business solution or to secure such financing for short-term capital requirements would have a material adverse effect on the financial condition of the Company and its ability to continue operations.

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

The Company has assessed the effect of the Year 2000 Issue on its non-information technology systems, and believes there will be no material adverse impact on the operations of the Company. The Company has addressed Year 2000 issues relating to third parties with which it has a material relationship by sending questionnaires to vendors, suppliers and customers who could have a material impact on the Company's operations if their operations were disrupted. The Company's operations could be adversely affected if such vendors, suppliers and customers do not prepare for the impact of the Year 2000. Companies responding to the Company's questionnaires have indicated an awareness of and preparation for dealing with the impact of the Year 2000 on their operations.
                                                                    Part II
                                                                    Item 1

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments in any pending legal proceedings in the quarter ended September 30, 1999.

                                                                  Part II
                                                                  Item 2
                                                                  Page 17

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      None.

(b) During the quarter ended September 30, 1999, the Company did not file any reports on Form 8-K.
                               SIGNATURES

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