Form 10KSB
period 2004-12-31
TRANSDERM LABORATORIES CORP
filed 2007-01-17
CIK 948704

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934 For the fiscal year ended December 31, 2004

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission file number: 000-27642

                       TRANSDERM LABORATORIES CORPORATION
                 (Name of small business issuer in its charter)

              Delaware                                 13-3518345
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)


101 Sinking Springs Lane, Emigsville, PA                   17318
----------------------------------------           --------------------------
(Address of principal executive offices)                 (Zip code)

Issuer's telephone number, including area code: 717-764-1191

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the issuer's revenues for its most recent fiscal year:  $9,192,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,000,000 as of January 5, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): |_| Yes  |X| No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS..............................3
INTRODUCTORY NOTE..............................................................5
PART I.........................................................................5
   ITEM 1.  DESCRIPTION OF BUSINESS............................................5
   ITEM 2.  DESCRIPTION OF PROPERTIES.........................................34
   ITEM 3.  LEGAL PROCEEDINGS.................................................35
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............35
PART II.......................................................................35
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.........................................................35
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................36
   ITEM 7.  FINANCIAL STATEMENTS..............................................51
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................51
   ITEM 8A. CONTROLS AND PROCEDURES...........................................51
   ITEM 8B. OTHER INFORMATION.................................................52
PART III......................................................................52
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
              EXCHANGE ACT....................................................52
   ITEM 10. EXECUTIVE COMPENSATION............................................53
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................55
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................56
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................58
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................63
SIGNATURES....................................................................64

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004 ("Annual Report") contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These statements include, but are not limited to:

      o statements relating to our ability to restructure our outstanding past due liabilities;

      o statements as to the development of new products and the commercialization of products;

      o statements as to the anticipated timing of clinical tests and other business developments;

      o expectations as to the adequacy of our cash balances to support our operations for specified periods of time and as to the nature and level of cash expenditures; and

      o expectations as to the market opportunities for our products, as well as our ability to take advantage of those opportunities.

         These statements may be found in the sections of this Annual Report entitled "Description of Business", "Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in this Annual Report generally. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in "Risk Factors" and elsewhere in this Annual Report.

         In addition, statements that use the terms "can," "continue," "could," "may," "potential," "predicts," "should," "will," "believe," "expect," "plan," "intend," "estimate," "anticipate," "scheduled" and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this Annual Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from future results expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to control or predict. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results will differ, and may differ materially, from projected results as a result of certain risks and uncertainties. The risks and uncertainties include, without limitation, those described under "Risk Factors" and those detailed from time to time in our filings with the Securities and Exchange Commission, and include, among others, the following:

      o our ability to restructure outstanding liabilities and continue as a going concern;

      o     our ability to successfully develop and commercialize new products;

      o a lengthy approval process and the uncertainty of the Food and Drug Administration and other government regulatory requirements;

      o     the degree and nature of our competition;

      o our continued ability to obtain certain raw materials from which we manufacture our products;

      o     our ability to employ and retain qualified employees; and

      o the other factors referenced in this Annual Report, including, without limitation, under the section entitled "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Description of Business."

         These risks are not exhaustive. Other sections of this Annual Report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. These forward-looking statements are made only as of the date of this Annual Report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

                                INTRODUCTORY NOTE

         Transderm Laboratories Corporation has not filed a report with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended, which describes its business and financial condition since 1999, as more fully explained in PART I, Item 1, below. This Annual Report covers the years ended December 31, 2003 and 2004. In some cases, such as under the headings "Recent Sales of Unregistered Securities," "Equity and Related Stockholder Matters" and "Certain Relationships and Related Transactions" this report includes information from the period January 1, 1999 through December 31, 2004 because we believe this information is of particular interest and importance to investors.

         Transderm Laboratories Corporation previously had filed annual reports on Form 10-K but is entitled to file this Annual Report on Form 10-KSB because it met the definition of "small business issuer" at the end of each of 2003 and 2004 (revenues and public float of less than $25 million).

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview.

         Transderm Laboratories Corporation ("Transderm") is a Delaware corporation that conducts its business primarily through its subsidiary, Hercon Laboratories Corporation ("Hercon"). Unless the context otherwise requires, the terms "we", "us", the "Company" or similar terminology, includes Transderm Laboratories Corporation and Hercon, of which Transderm owns 98.5%. Our executive offices are located in Emigsville, Pennsylvania. Transderm is a 90%-owned subsidiary of Health-Chem Corporation ("Health-Chem" which, together with Transderm, Hercon and Health-Chem's other subsidiaries, is referred to as the "Group").

         We develop, manufacture and market transdermal drug delivery systems. A transdermal drug delivery system is an adhesive patch containing medication which is released through the skin into the bloodstream at a controlled rate over an extended period of time. Transdermal delivery can significantly enhance the therapeutic benefit of certain drugs, through improved efficacy, safety and patient compliance, when compared to conventional methods of drug administration, such as oral or parenteral (drugs that are delivered other than by the digestive tract, such as subcutaneous or intramuscular injection, or intravenous) delivery. Over the last several years, our sole product and continuing source of revenue has been a transdermal nitroglycerin patch for the relief of angina pectoris (chest pain). We manufacture our nitroglycerin patch both on a contract basis for specific clients and for sale to distributors and wholesalers for distribution in the United States. We manufacture our products in accordance with Good Manufacturing Practices, or GMP, prescribed by the United States Food and Drug Administration, or FDA, at our facility in Emigsville, Pennsylvania.

         Transderm has developed a base of technology in the design of transdermal systems by applying its expertise in the area of skin biology, pharmaceutical and polymer chemistry, drug diffusion, adhesive technology, pharmacokinetics and clinical protocol design. We believe that integration of our technology and manufacturing experience gives us a competitive advantage by providing us with the capability to custom design and produce individual, cost-effective transdermal delivery systems for specific drugs. As a result, over the last several years, we have been engaged by third parties to conduct feasibility studies and development and related activities with respect to new pharmaceutical products that may be amenable to transdermal delivery and, in some cases, to manufacture such products for them on a commercial basis if they reach the market.

Operations from 2000 through 2003.

         Transderm has not filed any of the annual or quarterly reports which it is required to file under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, since November 1999, when it filed a Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report") and quarterly reports on Form 10-Q for each of the first three quarters of 1999 (collectively, the "1999 Quarterly Reports"). Set forth below is a brief chronological account of the Group's and Transderm's operations since the date it filed its last reports under the Securities Exchange Act and the events which caused it to suspend filing reports.

         Until the late 1990's, the Group developed, manufactured and distributed a wide range of products relying on or derived from laminated or coated films. At that time, the Group conducted its business primarily through Transderm and its subsidiary, Hercon, and through Health-Chem's wholly-owned subsidiaries, Herculite Products, Inc. ("Herculite") and Pacific Combining Corp. ("Pacific"), and through Health-Chem's majority-owned subsidiary Hercon Environmental Corporation ("Hercon Environmental"), of which Health-Chem owns 98.5%. The Group's products included controlled release dispensers for prescription pharmaceuticals and over-the-counter pharmaceutical and cosmetic products (Transderm and Hercon); reinforced synthetic fabrics for industrial and health care use (Herculite and Pacific); and controlled release dispensers for environmental chemicals (Hercon Environmental).

         At the conclusion of 1996, the peak of the Group's operations, it employed 242 persons and generated $47.6 million in revenue but suffered a net loss of approximately $1.3 million and was encumbered with debts and liabilities aggregating in excess of $25 million. During the period 1996 through 1998, sales of the Group's core products declined in each year (though in 1998 the Company reported higher net sales revenues than in 1997 as a result of sales of a new product by Transderm, the market for which evaporated in 1999, at which time Transderm discontinued this product, as described below). For the year ended December 31, 1998, the Group reported a net loss of $10.6 million on net sales of $6.9 and its aggregate liabilities were approximately $24 million which included (i) approximately $10 million of debt under a bank line of credit and term loan secured by substantially all of the Group's assets (the "Bank Loan"),
(ii) $8 million of principal under certain convertible subordinated debentures issued by Health-Chem and due on April 15, 1999 ("Debentures") and (iii) $6 million of trade payables and other miscellaneous liabilities.

         Our financial and operating condition is inextricably entwined with that of Health-Chem, which owns 90% of our outstanding common stock, and Transderm's operating results during the period 1995 to 1998 were equally undistinguished. For the year ended December 31, 1995, Transderm reported net income of approximately $1.4 million on net sales of approximately $12.5 million, which had declined to a net loss of $2.2 million on net sales of approximately $5.3 million for the year ended December 31, 1997. While net sales for the year ended December 31, 1998 increased to approximately $6.9 million, Transderm reported a net loss of $674,000 for the year. The increase in net sales during 1998 was attributable to sales of a non-transdermal product, a deep cleansing facial pore strip, to two customers. Sales of the facial pore strips declined during each quarter of 1999 and Transderm discontinued selling this product in July 1999 when customers ceased ordering the product from us.

         While the Group did not have the personnel or funds sufficient to prepare or audit financial statements during the period 1999 through 2002 for the reasons described below, management believes that the Group incurred significant losses in each such year. The Group's principal creditors at the time, including the holders of the Debentures, other miscellaneous creditors and, after 2001, Key Pharmaceuticals Inc. ("Key") under a technology license agreement described below, did not vigorously pursue payment of the sums owed to them and despite poor operating results, the Group was able to continue operations at a subsistence level.

         The Company's and the Group's deteriorating financial and operating condition was caused, in large part, by the inability to offer a new generation of transdermal patch products which incorporated technical design improvements. Transderm was prevented from selling products incorporating the new design both because (i) the FDA delayed the approval of the new transdermal patch which had been expected during the first half of 1997, and (ii) Key had filed a legal action against Hercon which alleged that the Company's new transdermal patch infringed an existing patent issued to Key (the "Key Lawsuit"). These circumstances cast doubt about when, if ever, Hercon would be able to offer the new transdermal patch product on a commercial basis and rendered management uncertain as to how the Group would generate revenues sufficient to satisfy its obligations going forward. On October 30, 1998, Hercon received FDA market approval for its improved nitroglycerin patch but was prevented from selling products incorporating this technology because of the Key Lawsuit. Sales of the older generation patch were declining rapidly.

         In November 1998, management of Health-Chem took steps to address the Group's declining financial condition by restructuring the Group's operations, including discontinuing a portion of its synthetic fabric manufacturing operations and closing a manufacturing plant owned and operated by Health-Chem's Pacific subsidiary. The restructuring reduced annual payroll expenses but did not generate the cash required to service the Group's debt. In August 1999, Health-Chem sold all of the assets of its Herculite and Hercon Environmental subsidiaries to a management-led group that included two members of Health-Chem's Board of Directors, one of whom was its vice president of finance, and one other Health-Chem executive, which assumed certain liabilities of these companies (the "Asset Sale"). After settlement of a shareholder derivative suit which sought to enjoin the Asset Sale, which is more fully described below, the proceeds derived from the Asset Sale, equal to $14.2 million, were used to repay all amounts outstanding under the Bank Loan ($9.8 million) and to make a $1.9 million payment on the Debentures, which allowed Health-Chem to remain current on its annual redemption obligations under the sinking fund provisions of such instruments. Management believed that these actions would provide the Group with additional time in which to increase cash flow from operations and secure new funding sources; however, notwithstanding the application of the proceeds from the Asset Sale, the Group continued to carry substantial liabilities and debt which it could not service, let alone satisfy, with the then current or projected revenues.

         Health-Chem was unable to pay the $8 million principal amount of the Debentures which was due on April 15, 1999 and, therefore, was in default under these instruments. Given the default under the Debentures and management's inability to develop an effective plan with which to mitigate this condition, management of each of Health-Chem and Transderm concluded that the companies should present their financial statements on a liquidation basis for the year ended December 31, 1998, meaning that all assets and liabilities that were subject to binding sale agreements would be reflected in the financial statements at realizable values and they would cease taking charges for depreciation on their remaining assets after the Asset Sale.

         On August 9, 1999, in advance of the closing of the Asset Sale, Andy Yurowitz, then a stockholder of Health-Chem and the current president and a director of each of Health-Chem and Transderm, initiated an action to enjoin the Asset Sale and compel Health-Chem to hold a stockholders meeting for the purpose of electing directors on the grounds that management had not provided stockholders with current public information (neither Health-Chem nor Transderm had filed period reports under the Securities and Exchange Act of 1934 since the third quarter of 1998) or otherwise provided stockholders with information regarding the Asset Sale. Health-Chem counter-sued Mr. Yurowitz claiming, among other things, that he did not have standing to enjoin the Asset Sale. In late November 1999, Mr. Yurowitz filed a proxy statement with the SEC soliciting proxies to elect an independent slate of directors at the December stockholders meeting. At the end of November 1999, Health-Chem filed a Definitive Proxy Statement with the SEC in support of management's slate of directors and the annual report for the year ended December 31, 1998 and quarterly reports for the first three quarters of 1999.

         In December 1999, Health-Chem held a shareholders meeting at which Mr. Yurowitz's slate of directors prevailed. Health-Chem's new board members assumed control of Health-Chem and Transderm in February 2000 but did not become fully apprised of the gravity of the Group's financial, operating and administrative condition until it was seated. All cash generated from the Asset Sale had been expended to satisfy the Bank Loan and reduce the sum outstanding on the Debentures, leaving the Group sufficient cash, as of February 2000, to operate at then existing levels for less than eight weeks. Moreover, the Group was precluded from selling products incorporating its new generation transdermal drug delivery technology, which had been approved by the FDA in October 1998, because of the outstanding patent infringement action against the use of this technology by the Group. The Group had almost no inventory of its only remaining product available for sale and no cash with which to purchase the raw materials from which to manufacture such products. In short, the Group did not have any money and had no immediate prospects to generate revenue. Two members of Health-Chem's new board of directors resigned immediately when they ascertained the Group's financial condition, and another director resigned shortly thereafter.

         In the spring of 2000, management obtained a $1.6 million loan from a non-traditional lender accruing interest at 15% per year which was secured by a mortgage on the Company's Pennsylvania facility in order to fund operations until the Group could begin generating revenues from product sales. During that period, management of the Company negotiated a license with the Key, the holder of the patent whose intellectual property the Company was ruled to have infringed in the patent litigation, which permitted the Group to sell products incorporating the new transdermal drug delivery technology (the "Key License"). In late summer 2000, when the proceeds of the mortgage loan were nearly exhausted, the FDA advised the Company that because it had obtained a new manufacturer for the release liner used in its new generation nitroglycerin patch, the FDA would require additional testing and new approval before the product could be sold, a process that management believed could extend at least into the late winter of 2001.

         Faced with the prospect of at least six months, and potentially longer, without revenue, and with no further borrowing capacity, Health-Chem's new board members were forced to choose between immediately ceasing the Group's operations and winding up its business or personally lending the Group funds to continue business operations. Management elected to lend the Group nearly $1 million over a 2-year period, which loans were secured by second liens on the Company's Pennsylvania facility and certain other Group assets. The funds were utilized to satisfy the Group's current obligations to ensure uninterrupted operations, including making interest payments on the first mortgage, maintaining its manufacturing facility within FDA standards and retaining a skeleton staff. In an effort to reduce cash expenditures, the Group eliminated non-essential management personnel and put manufacturing personnel on indefinite furlough until the Group could resume its manufacturing operations. In addition, management accrued all salaries during this period. The Group lacked the cash with which to satisfy its other outstanding obligations, which included $10,197,000 of principal plus interest accrued due under the Debentures through December 31, 2004, approximately $4.5 million owed to Key under the Key License at December 31, 2004, potential state taxes as well as trade and other payables.

         The Group received the additional FDA approval required for the new release liner incorporated into its second generation transdermal nitroglycerin patch in June 2001. The Group commenced marketing this product shortly thereafter but did not begin to generate material revenues from sales until 2003. Meanwhile, the Group had made no progress in reducing its liabilities, which, in fact, continued to increase. Moreover, the Group was on a cash on delivery basis with its most important suppliers and was forced to factor its accounts receivable, further squeezing its margins and, hence, its cash availability.

         In June 2001, management sought to diversify the Group's business to reduce its reliance on its nitroglycerin transdermal patch product and investigated a variety of strategies which had the potential to develop into a new and ongoing product pipeline. Toward that end, the Group leased and eventually purchased from a related party the key machinery and equipment of TCPI, Inc., a Florida-based manufacturer of medical diagnostic products, out of bankruptcy in December 2001. In February 2002, the Group organized a division which entered into a series of agreements pursuant to which it (i) licensed thirty diagnostic products derived from a common platform technology, (ii) retained the inventor of these products to continue development work and (iii) arranged to manufacture the products at a leased facility located in Pompano Beach, Florida. The new diagnostic division purchased pregnancy test wands manufactured by a third party under the licenses and launched shipment of these products to European customers. However, the division was unable to manufacture the pregnancy test wands utilizing the equipment it purchased. Moreover, the Group brought to market only two additional diagnostic products of the thirty it licensed and generated minimal revenues from sales of these products. After sales of the pregnancy test products declined dramatically due to patent issues, and with continuing operating losses and cash flow drains, the Group divested itself of this division in 2004. Health-Chem became involved in protracted litigation with respect to the divestiture of this division and the decision of the trial court in favor of Health-Chem remains on appeal.

         In May 2002, Health-Chem rehired a former financial officer on a part-time basis, though it was not until July 2002, when he was engaged on a full-time basis, that the Group began to reestablish accounting controls and procedures.

         Management attributes Transderm's and Health-Chem's failure to file Securities Exchange Act reports after 1998 primarily to a lack of available funds caused by substantial operating losses which began in 1996 coupled with the Group's excessive obligations and liabilities. Revenues from operations were sufficient to support only the staff required to maintain the Group's pharmaceutical manufacturing facilities in accordance with FDA requirements and satisfy newly incurred obligations, such as then-current trade payables. In fact, until 2002, the Group did not have the funds required to retain the personnel essential to manage its day-to-day operations, including competent accounting personnel to undertake financial record-keeping and prepare financial statements acceptable for audit. It was not until late 2003 that the Group both restored financial record keeping practices to a level that would prospectively allow Transderm and Health-Chem to prepare financial statements which could be audited and also began to generate revenues which would permit it to pay the fees of independent auditors to audit financial statements and legal counsel to prepare periodic reports required under federal securities laws, thereby allowing management to begin considering the preparation and filing of reports with the SEC.

Current Condition of Transderm.

         Transderm continues its efforts to recover from the operational and financial adversity it has experienced since 1997. While net sales increased during 2003 and 2004 compared to 2002, Transderm continues to post significant operating losses. Transderm's current financial condition, highlighted by the royalty owed to Key, negatively impacts its day-to-day operations as well as its ability to grow its business. In addition, Health-Chem's financial condition, principally resulting from the continuing default under the Debentures, also bears on Transderm's current and future prospects because Transderm's financing options will be limited by Health-Chem's debt. Accordingly, Transderm's ability to return to profitability from the precarious financial condition by which it has been beset over the last several years is predicated on a number of factors, including the Group's ability to restructure its substantial outstanding debts and liabilities, its ability to reduce operating expenses as a percentage of revenues, its ability to obtain financing and its ability to identify and bring to market new products. At December 31, 2004, the Company had aggregate debts and liabilities of $37,414,000, including $12,949,000 related to certain redeemable preferred stock under which the Company is currently in default, $7,158,000 related to a subordinated promissory note due to Health-Chem under which the Company is currently in default and $8,342,000 related to a long-term payable to Health-Chem, and $4,522,000 of royalties due under the Key License. In addition, as reported in Health-Chem's annual report for the year ended December 31, 2004, the Group had aggregate debts and liabilities of approximately $19,898,000, including $10,197,000 under the Debentures and $5,179,000 of miscellaneous debts and liabilities. At December 31, 2005, the Group's total outstanding debts and liabilities (excluding inter-company accounts) were nearly $23 million. These obligations and liabilities have limited the Group's ability to access the cash or credit required to take the steps necessary to grow its business.

         Transderm's and the Group's financial condition leaves them vulnerable because:

      o the deficiency of funds prevents the Group from diversifying operations by developing new products and reducing reliance on revenues generated from sales of a single product;

      o their obligations and liabilities do not allow them to obtain financing for operations;

      o the condition makes it difficult to endure business cycles resulting from general economic conditions or the effects of competition, among other things, as they occur;

      o the condition prevents them from taking advantage of business opportunities as they may arise; and

      o the condition does not allow them to retain senior management who have experience in the pharmaceutical industry or in any business in which they may become involved in the future.

Transdermal Delivery Systems.

         A transdermal drug delivery system, known as a transdermal patch or skin patch, is a medicated adhesive patch that is placed on the skin to deliver a time released dose of medication through the skin and into the bloodstream. These systems utilize a special membrane to control the rate at which the liquid drug contained in the patch can pass through the skin and into the bloodstream. Transdermal drug delivery involves the inherent challenge of overcoming the skin barrier. Skin protects the body from the environment very effectively and generally is only permeable to small molecule, lipophilic (oil soluble) drugs which require only limited dose sizes. Transdermal delivery systems, therefore, not only have to provide drug to the skin under stable conditions in controlled dosages and in a format convenient to the patient, but also serve to locally increase the permeability of skin to larger, charged, or hydrophilic (easily dissolved in water) drug molecules while minimizing irritation.

         The first transdermal patch was approved by the FDA in 1979. It contained the drug scopolamine used to prevent the nausea and vomiting associated with motion sickness. In 1981, the FDA approved a patch for nitroglycerin and today patches have been approved to deliver 15 molecules spanning 35 different drugs, including combination patches utilized for, among other purposes, contraception and hormone replacement.

         The first transdermal systems consisted of plastic dipped into a drug that was dissolved in alcohol. The plastic had an adhesive around the edges. These patches created a significant number of skin reactions and frequently became dislodged from the skin. Second, third and fourth generation patches have been developed which have significantly advanced adhesion properties, delivery control and skin permeability.
There are four major types of transdermal drug delivery systems in use today: single layer drug-in-adhesive systems, multi-layer drug-in-adhesive systems, reservoir transdermal systems and matrix systems. The basic components of current transdermal delivery systems include the drug(s) either incorporated directly into the adhesive or dissolved or dispersed in a reservoir or inert polymer matrix; an outer backing film of paper, plastic, or foil; and a pressure-sensitive adhesive that anchors the patch to the skin. Developments and improvements to transdermal systems are being made rapidly.

         Transdermal drug delivery has numerous advantages over conventional drug delivery methods, such as oral and parenteral administration. Transdermal systems are convenient, they are easy for patients to apply and remove, and provide even and continuous delivery of a therapeutic level of drug, which ensures patient compliance with dosing schedules, particularly in the case of drugs that require frequent administration. Transdermal patches allow effective use of drugs with short half-lives that otherwise require large initial doses (bolus dosing) to achieve desired drug levels (nitroglycerin, for example). As a result, the side effects, or variability in therapeutic effect due to peaks and troughs in blood concentration, that are seen with bolus administration are minimized. Delivery is painless (the patient does not need to inject himself), noninvasive and poses little risk of infection. There are no bulky delivery devices to manage or dangerous needles to dispose of, and there are few or no gastrointestinal effects from the drug itself. In addition, transdermal delivery is useful for those drugs that have a high first pass effect through the liver, have poor oral uptake, need frequent administration, or that interact with stomach acid. The first pass effect results in the destruction of a significant amount of the drug. Drugs absorbed through the skin, however, enter the general circulation directly, thereby avoiding the liver, with less total drug absorption occurring.

         Although transdermal drug delivery patches have a relatively short regulatory history compared to other, more traditional dosage forms, the technology has a proven record of FDA approval. Since the first transdermal patch was approved in 1979, the FDA has approved more than 35 transdermal patch products spanning 15 molecules. In 2001, the US transdermal market approached $1.2 billion and was based on 11 drug molecules. By the end of 2003, the market for transdermal patches was based on 15 drug molecules and growing at an annual revenue rate of 12 percent with a worldwide market of approximately $3 billion, with the U.S. constituting about $1.7 billion (56%) of the market.

Our Nitroglycerin Transdermal Patch.

         In 1986, we introduced the first FDA-approved generic transdermal nitroglycerin patch into the United States market. Currently, we manufacture and market a transdermal nitroglycerin patch which provides relief from angina pectoris or angina.

         Angina pectoris, or "heart pain," is the chest discomfort that occurs when the blood oxygen supply to an area of the heart muscle does not meet the demand. Blood returning from the body in the veins must be pumped by the heart through the lungs and into the arteries against the high pressure in the arteries. In order to accomplish this work, the heart's muscle must produce and use energy. The production of energy requires oxygen. Angina is due to an inadequate flow of blood (and oxygen) to the muscle of the heart. In most cases, the lack of blood supply is due to a narrowing of the coronary arteries as a result of arteriosclerosis. Angina is usually felt as a squeezing, pressure or tightening across the chest, particularly behind the breastbone and often radiates to the neck, jaw, arms, back, or even the teeth. Angina usually occurs during exertion, severe emotional stress, or after a heavy meal. During these periods, the heart muscle demands more blood oxygen than the narrowed coronary arteries can deliver. Angina typically lasts from 1 to 15 minutes and is relieved by rest or by administering nitroglycerin, also known as glycerin trinitrate. It is believed that all nitrates, of which nitroglycerin is but one, correct the imbalance between the flow of blood and oxygen to the heart and relieves the work that the heart must do by dilating the arteries and veins in the body. Dilation of the veins reduces the amount of blood that returns to the heart that must be pumped. Dilation of the arteries lowers the pressure in the arteries against which the heart must pump. As a consequence, the heart works less and requires less blood and oxygen. Additionally, nitroglycerin preferentially dilates blood vessels that supply the areas of the heart where there is not enough oxygen, thereby delivering oxygen to the heart tissue that needs it most.

         Since no one holds a valid patent covering nitroglycerin, which would grant to the patent holder the exclusive right to sell the drug while the patent is in effect and which is intended to protect the holder's development investment, others can seek to obtain FDA approval to sell nitroglycerin based products, assuming the proposed product meets certain specific criteria, by submitting an Abbreviated New Drug Application, or ANDA. The ANDA approval process can be substantially quicker and significantly less expensive than the new drug approval process because the applicant can rely on results collected from clinical trials conducted by the new drug developer.

         Our nitroglycerin transdermal patch comprises a multi-layer drug-in-adhesive system wherein the medication and all the excipients (the inert substance used as a diluent or vehicle for a drug) are incorporated into a membrane between two distinct drug-in-adhesive layers under a single backing film. Our patch is comprised of three layers; a transparent outer backing layer composed of a composition plastic film and printed with the name of the drug and strength; nitroglycerin in a acrylic-based polymer adhesive with a cross-linking agent; and a protective, translucent peelable liner which covers the second layer and must be removed prior to use. Our nitroglycerin transdermal patch is AB2 rated, which means it is considered bioequivalent to Novartis' NitroDerm(TM) product based on clinical trial data. Our patch is a one-day use patch and is sold in shelf cartons, with each shelf carton containing thirty patches. Our patch is produced in three different dosage sizes, with each size delivering different milligrams per hour (mg/hr) amounts of nitroglycerin to the patient. The three sizes are: 0.2mg/hr, 0.4mg/hr and 0.6mg/hr.

         Our second generation transdermal patch technology developed during the mid 1990's, as described above, incorporates certain technology which, unbeknownst to us at the time of development, was the subject of a patent held by Key Pharmaceuticals, Inc., or Key, a subsidiary of Schering-Plough Corporation. In December 1997, Key obtained a court order enjoining us from making, using, offering for sale, selling or importing any transdermal nitroglycerin patches that have been found to infringe Key's patent, before the expiration of Key's patent on February 16, 2010. In March 2000, we acquired a non-exclusive license from Key to manufacture, use, import, sell and offer for sale any drug-in-adhesive transdermal nitroglycerin patch product developed by the Company either before or during the term of the license which provided for the payment of a royalty per unit sold in amounts ranging from $2 to $3, based upon the dosage delivered. The license extends to February 16, 2010, the expiration of Key's patents. We have not made royalty payments under our license with Key and as of December 31, 2004 we owed aggregate royalties to Key of approximately $4,522,000. We recently entered into discussions with Key with respect to payment of past due royalties. Any failure to negotiate a repayment agreement with Key on terms favorable to us could have a material negative impact on our Company, as more fully described under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Research and Development.

         Our primary research and development strategy is to identify generic drugs which can be delivered transdermally, which are suitable for delivery utilizing our patch technology and which we believe have substantial market potential or for which a product niche may exist. We may also explore developing transdermal products that use approved drugs that currently are being delivered to patients through means other than transdermal delivery. In addition, we may seek to supplement our research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies.

         Our research and development efforts are severely constrained by our lack of cash, as described elsewhere in this Annual Report, and other than activities currently being undertaken for third parties as described below, we are not engaging in any research and development on our own behalf.

         By focusing on bringing new products to market based upon unprotected, generic drugs that are then being delivered transdermally, we will not have to bear the same level of research and development and other expenses associated with bringing a new drug formulation to market. Thus, we believe that we would be able to charge significantly less for a product, a decided competitive advantage in our industry, given that managed care organizations typically favor generic products over brand name drugs, and governments encourage, or under some circumstances mandate generic drugs.

         We currently are developing transdermal products for two companies, one of which has engaged us to assist in the development of two drug formulations to be delivered transdermally. In all cases, we act as an independent contractor for the party that engaged us and said party owns all intellectual property which may emanate from the projects we are retained to complete or the services which we render.

         In February 2001, Hercon entered into a series of agreements with Ranbaxy Pharmaceuticals Inc. under which we:

      o granted a worldwide, non-exclusive, royalty-free license to Ranbaxy to use certain intellectual property we developed relating to the transdermal delivery of a certain generic pharmaceutical compound;

      o acquired a license from Ranbaxy to use certain intellectual property it had developed in connection with the pharmaceutical compound and were retained by Ranbaxy to assist in the development of commercial products to deliver the pharmaceutical compound transdermally; and

      o agreed to supply the products which may be developed and approved by the FDA exclusively to Ranbaxy which agreed to purchase from us all of its requirements for such products from us on an exclusive basis.

         We currently are producing a supply of the pharmaceutical compound to permit Ranbaxy to complete pilot bioequivalence study results which will be appended with the ANDA filed by Ranbaxy with the FDA.

         We have undertaken to provide certain services, including, completing the development of the initial formulation of the pharmaceutical compound for transdermal delivery, demonstrating that our production techniques can be scaled-up to meet anticipated production runs of the transdermal patch, providing all laboratory data relating to the utilization of our patch technology for this pharmaceutical compound, completing documentation necessary for GMP production of the product, providing dosage forms for the pilot and bioequivalence studies, conducting the pilot and other studies and providing underlying documentation required for Ranbaxy to gain regulatory approval for the product and support Ranbaxy's ANDA filing. We are performing under this agreement as requested by Ranbaxy.

         Ranbaxy granted us a license to utilize certain intellectual property we will require for the manufacture of the products which are the subject of the agreement and we have agreed to supply Ranbaxy with such product in the strengths and amounts as Ranbaxy may require for its bioequivalence studies. Thereafter, assuming Ranbaxy's ANDA for this product is approved by the FDA, of which neither we nor Ranbaxy can be certain, we will manufacture and supply Ranbaxy with all of its commercial requirements of the product, subject to its right to acquire the product elsewhere if we are unable to furnish the supplies it requires, under the circumstances provided in the agreement. We have agreed to sell the product exclusively to Ranbaxy. We also have agreed to conform to GMP's in connection with the manufacture of the product and otherwise supply product in conformity with Ranbaxy's specifications as enumerated in the agreement which relate to quality control, packaging and labeling, among other things. Ranbaxy will pay us fixed prices for the products of various dosages and a royalty in excess of the per product price in the event it achieves certain net sales milestones. The agreement has a ten-year term from the date of the first commercial sale of the products. We have agreed to indemnify Ranbaxy for damages resulting from, among other things, our formulation or manufacturing of the product and Ranbaxy has agreed to indemnify us for damages relating to regulatory improprieties.

         In June 2004, Hercon entered into a Development, Manufacturing and Supply Agreement with Ranbaxy relating to a generic pharmaceutical compound subject to transdermal delivery. Under the agreement, we have been engaged to manufacture and supply products for use both in connection with Ranbaxy's regulatory approval requirements and ANDA application and thereafter, if FDA approval is granted for the product, of which neither we nor Ranbaxy can be certain, on an ongoing basis to meet its requirements. In furtherance of our efforts, Ranbaxy extended a loan to us in the amount of $166,664 to purchase certain equipment required in connection with our obligations under the agreement which is repayable by offsetting amounts payable for product which may eventually be purchased from us, agreed to pay for the active pharmaceutical ingredient incorporated into the product during the trial phases and to pay for a contract research organization to conduct bioequivalence studies of the proposed product. Our obligations under this agreement are similar to those in our agreement with Ranbaxy described above. For example, we have agreed to conform to GMP's in connection with the manufacture of the product and otherwise supply product in conformity with Ranbaxy's specifications as enumerated in the agreement which relate to quality control, packaging and labeling, among other things, and in accordance with all applicable laws. The successful completion of the development portion of the agreement could yield us an aggregate of $678,800 of gross revenues, payable in tranches upon achieving certain milestones. Ranbaxy will purchase products from us at prices calculated in relation to the price we pay for the underlying active pharmaceutical ingredient and in the event that the price for said ingredient exceeds the maximum amount set forth in the agreement, Ranbaxy may terminate the agreement as to that specific product. We have agreed to indemnify Ranbaxy for damages resulting from, among other things, our development and related obligations under the agreement and Ranbaxy has agreed to indemnify us for damages relating to regulatory improprieties.

         In April 2006, Hercon entered into a Development, Manufacturing and Supply Agreement with Cure Therapeutics, Inc., or CTI, relating to the development of a transdermal patch which delivers a generic pharmaceutical compound which will be utilized for new indications (i.e., the treatment of conditions not covered by the original FDA approval) for such drugs. Under the agreement, CTI engaged us to undertake all processing of the pharmaceutical compound for the purpose of filing a new drug application, or NDA, with the FDA and to manufacture and supply sufficient quantities of the compound required for obtaining approval of the NDA. Our engagement is divided into three stages: technology transfer, formulation optimization, and scale-up; FDA phase 2 clinical trial batch manufacturing; and FDA phase 3 clinical trial batch manufacturing. Our obligations under the agreement include all manner of analyzing, testing, optimizing the formulation of our process by which clinical trial products are made, creation of dedicated tooling, scaling-up our manufacturing facility to produce commercial quantities of product, finishing, packaging, inspecting, labeling and preparing product for shipment, all as required under applicable law. In addition, we are required to maintain data and records with respect to all aspects of the foregoing for the specific purpose of filing same with the FDA with respect to the NDA and to report to CTI with respect to each phase of the process. CTI pays us fees upon our successful completion of milestones enumerated in the agreement. We are currently working on the first stage under the agreement. CTI has agreed, at its own cost and expense, to engage a contract research organization to conduct safety and efficacy studies of the clinical trial products we manufacture and, in the event that such studies fail to demonstrate the safety or efficacy of such products, CTI may terminate the agreement. We have agreed to conform to GMP's in connection with the manufacture of the product and otherwise supply product in conformity with CTI's specifications as enumerated in the agreement which relate to quality control, packaging and labeling, among other things, and in accordance with all applicable laws. We have agreed to indemnify CTI for damages resulting from, among other things, our performance of or failure to perform our obligations under the agreement and CTI has agreed to indemnify us for damages relating to regulatory improprieties. Each party has agreed to maintain the confidentiality of the other's confidential information. The agreement has a term of two years but is subject to prior termination by either party in the event of a material breach by the other party and by CTI for any reason at any time upon written notice. The parties recognize the possibility that no commercial product may arise from their efforts.

          We are also conducting a number of feasibility studies on transdermal products on behalf of client companies and are pursuing additional contract manufacturing opportunities. We do not undertake clinical studies. As a contract manufacturer for developing products, it would be the responsibility of our client to undertake and absorb the cost of these clinical studies, including preparing and filing all documents required by the FDA. We would, however, perform routine chemical analysis of these products to determine if they meet proposed product specifications.

         For the years ended December 31, 2004 and 2003, we spent $414,000 and $418,000, respectively, for research and development activities. Our research and development expense may vary significantly from quarter to quarter and year to year depending on, among other things, product development cycles and whether we or a third party are funding development. These variations in research and development spending may not be accurately anticipated and may have a material effect on our results of operations. Currently, research and development personnel engage in assisting with technical transfers of existing formulation and test methodology to our production facility. In addition, our personnel perform small scale development work on behalf of clients, including producing hand cut transdermal patches on a research laminator for analytical testing or performing permeation studies to show how drug formulations penetrate a skin layer. Our personnel also work on improving test methods that may impact day to day testing requirements for commercial products. We periodically outsource analytical testing due to either lack of equipment on-site or cost justification due to the test not being of a routine nature.

         The time necessary to complete clinical trials and the regulatory process to obtain marketing approval varies significantly. We cannot be certain that we will have the financial resources necessary to complete products which we propose to develop, that those projects to which we dedicate resources will be successfully completed, that we will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. Similarly, we cannot assure that our competitors, most of which have greater resources than we do, will not develop and introduce products that will adversely affect our business and results of operations.

Manufacturing.

         We conduct our manufacturing operations in a single facility comprised of an approximately 61,000 square foot building located on approximately 3.5 acres in Emigsville, Pennsylvania. Our products are manufactured in accordance with GMPs prescribed by the FDA. The FDA visited our facilities in November 2003 and June 2006 and issued establishment inspection reports. The reports indicated that there were no objectionable conditions or practices noted during their reviews. The FDA did not issue a Form FDA 483 (Inspectional Observations) report to us during either of these two visits. The FDA uses the Form FDA 483 report to communicate all observations of objectionable conditions noted during their inspection process. This facility has also been licensed by the United States Drug Enforcement Administration ("DEA") to conduct research and manufacture products containing Schedule II controlled substances. To bring new products to market as quickly as possible, we will seek to have the manufacturing capacity to produce the new product prior to obtaining FDA approval.

         Our products are manufactured according to current GMPs as specified by federal regulations which require us to maintain and update procedures and specifications as provided under federal law. We must maintain records that demonstrate the application of raw materials from receipt to use in a finished product. In addition, any complaints received must be documented and investigated. We are obligated to submit to the FDA reports covering our marketed products that include both chemistry information and adverse event information on an annual basis. If current GMPs are not adhered to, the FDA and courts can seek an injunction barring commercial distribution of our products.

         The manufacture of advanced transdermal drug delivery systems requires specialized skills in several areas, as well as specialized manufacturing equipment. Our process development and design engineers work closely with the research and development department starting early in the product design stage, resulting in efficiencies in the manufacturing development process. All scale-up work (spanning the gamut of initial research on a potential product to large-scale manufacturing for clinical and stability work), commencing with initial product development trials, is conducted on full-size, completely functional manufacturing equipment, reducing delays in the development and approval process and smoothing the transition to commercial production. Some of this equipment is manufactured in-house; the balance is fabricated by outside manufacturers to our specifications. We believe that this equipment provides a decided advantage in the manufacture of the complex multi-layer systems necessary for successful transdermal drug delivery. We currently have assembly packaging equipment in place having a single shift capacity of over 24 million patches annually. We believe that our current manufacturing facility is adequate for our intended purposes and will be sufficient for product expansion for the foreseeable future.

         As part of the manufacturing process, we have developed and perform appropriate quality control procedures including testing of all raw materials and finished product. Quality Control procedures are specific checks and balances performed on raw materials and finished product to ensure materials adhere to the predetermined specifications.

         Several raw materials used in the manufacture of our products are only available from single sources, all of which are domestic companies. These materials have generally been available to us and the pharmaceutical industry on commercially reasonable terms. To date, we have not experienced difficulty acquiring necessary materials. We will seek to negotiate supply agreements, as appropriate, for certain components.

         Any curtailment in the availability of such raw materials could result in production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on our business and results of operations. In addition, because most raw material sources for transdermal patches must generally be approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales, customers and market share.

         We do not believe that compliance with federal, state or local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has or will have any material effect upon our capital expenditures, earnings or competitive position. There can be no assurance, however, (i) that changes in federal, state or local laws or regulations, changes in regulatory policy or the discovery of unknown problems or conditions will not in the future require substantial expenditures, or (ii) as to the extent of the Company's liabilities, if any, for past failures, if any, to comply with laws, regulations and permits applicable to its operations. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products.

Marketing and Sales.

         We have contracted with a full-service sales and marketing outsourcing company that focuses on generic and branded pharmaceutical companies to handle the majority of the sales and marketing efforts for our transdermal nitroglycerin product. This company monitors client sales, as well as examines our competition in order to anticipate and recommend changes to our sales, marketing and promotional strategy. This company also assists in providing the industry contacts to reach all distribution channels.

         We have engaged Cardinal Health, Inc. as a non-exclusive distributor of our transdermal patches pursuant to an agreement dated October 1, 2001. We sell product to Cardinal at our list price and Cardinal is entitled to receive certain discounts and rebates as stipulated in the agreement. During the years ended December 31, 2003 and 2004, Cardinal purchased products representing in excess of 10% of our total sales.

         We market our products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. We also market our products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as "indirect customers." We may enter into agreements with our indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler whom they actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers which establish contract pricing for certain products which the wholesalers provide.

Competition.

         The market for our nitroglycerin transdermal patches is highly competitive. Because nitroglycerin is generic drug, companies willing and able to comply with FDA and other applicable regulations can produce nitroglycerin based products. Moreover, nitroglycerin can be administered utilizing a wide array of conventional and alternate forms of drug delivery. Accordingly, our product faces intense competition from a diverse group of domestic and multinational companies most of which possess significantly greater financial and personnel resources than we do and that includes:

      o large conglomerates of which pharmaceutical formulations, including nitroglycerin based products, represent only a portion of the products they offer;

      o pharmaceutical companies of all sizes which focus on the development of advanced transdermal systems which deliver nitroglycerin;

      o pharmaceutical companies which offer nitroglycerin based products other than transdermal patches or other formulations which relieve angina; and

      o     companies that offer alternate non-drug therapies.

         In addition, medical science is constantly evolving and the entities against which we currently compete may change in the future. As developments in medicine are made, drugs and delivery methods may become obsolete or fall out of favor with physicians.

         Most of our competitors have substantially greater financial resources and larger research and development staffs than we do and may have substantially greater experience in developing products, in obtaining regulatory approvals and in manufacturing and marketing pharmaceutical products. Many other pharmaceutical companies have the financial resources to acquire the skills necessary to develop transdermal systems.

         Advances in transdermal patch technology have intensified over the last several years. As new materials have been developed which allow for more efficient delivery of drugs through the patch membrane and adhesive, manufacturers have been able to develop smaller patches which are more comfortable for the user. New adhesive technologies have recently been incorporated into patches which have selective adhesive properties once in contact with the skin, exhibit substantial strength of initial adhesion and duration of adhesion and are compatible with skin and various drug molecules. Other advances in patch technology include the development of chemical penetration enhancers, substances that make the skin more permeable and allow drug molecules to cross the skin at a faster rate, and the development of micro-needles to enlarge the skin pores through which drugs flow. In addition, active transdermal patches which use energy, such as electricity and ultrasound, to enhance the extent and rate at which pharmaceutical compounds cross the skin and which will allow for larger drug molecules to be delivered transdermally, are being developed at a rapid rate. All of these new transdermal technologies could supplant our technology and render our product obsolete.

         Since we manufacture a generic drug product and are not subject to the myriad of factors which impact drug developers, such as high development costs and establishing name and brand recognition, we believe that the principal factors that bear upon our competitive position are price, consistency and quality of product, our ability to deliver product on a timely basis, reliability and patient convenience. We have been manufacturing nitroglycerin patches for nearly twenty years and believe that we have gained significant experience that contributes to our ability to compete effectively in the market. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, effect distribution of our products, obtain patent protection and secure adequate capital resources.

Patents and Proprietary Rights.

         We seek to obtain patent protection on our delivery systems and manufacturing processes whenever possible. We have obtained eleven United States and foreign patents and trademarks relating to our transdermal delivery systems and manufacturing processes. While we view our patents and trademarks as a valuable asset, we do not consider any single patent or trademark to be of material importance to our business as a whole.

         As a result of changes in United States patent law under the General Agreement on Tariffs and Trade and the accompanying agreement on Trade-Related Aspects of Intellectual Property Law, which took effect in their entirety on January 1, 1996, the terms of some of our existing patents have been extended beyond the original term of seventeen years from the date of grant. Our patents filed after June 7, 1995 will have a term of twenty years computed from the effective filing date.

         We are unaware of any challenge to the validity of our patents or of any third party claim of patent infringement with respect to any of our products, in either case that could have a material adverse effect on our business or prospects.

         Although there is a statutory presumption as to a patent's validity, the issuance of a patent is not conclusive as to such validity, or as to the enforceable scope of the claims of the patent. We cannot assure that our patents or any future patents will prevent other companies from developing similar or functionally equivalent products. We cannot assure that we would have the resources to prosecute an action to enforce our patent rights against an alleged infringer or that we would be successful in any infringement action that we elect to bring. Likewise, we cannot assure that we would have the resources to defend an infringement action or that we would be successful in any such defense. Furthermore, we cannot assure that any of our future processes or products will be patentable, that any pending or additional patents will be issued in any or all appropriate jurisdictions or that our processes or products will not infringe upon the patents of third parties. In addition, since our patents typically cover our product formulation rather than the compound being delivered, competitors may seek to create functionally equivalent products (i.e., patches delivering the same compound over the same time period to treat the same indication) that avoid our patents. In those cases, we may face competition from functionally equivalent products even before our patents expire.

         We also attempt to protect our proprietary information under trade secret and confidentiality agreements. Generally, our agreements with each employee, client, consultant and agent contain provisions designed to protect the confidentiality of our proprietary information. There can be no assurance that these agreements will not be breached, that we will have adequate legal remedies as a result thereof, or that our trade secrets will not otherwise become known or be independently developed by others.

Government Regulation.

         Our operations are subject to extensive regulation by governmental authorities in the United States and in other countries in which we or our distributors may sell products which we manufacture with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products and the possession and use of controlled substances. We devote significant time, effort and expense to address the extensive government regulations applicable to our business.

         The marketing of pharmaceutical products requires the approval of the FDA in the United States. The process for obtaining such approval varies depending upon the nature of the product we are seeking to manufacture and sell. The FDA has established regulations, guidelines and safety standards, which apply to the pre-clinical evaluation, clinical testing, manufacturing and marketing of pharmaceutical products. New drugs or drugs to be delivered by a new route of administration are subject to a more lengthy approval process. Typically, drugs that, among other factors, have been previously approved by the FDA are subject to a less stringent, less time consuming and less expensive approval process.

         The process of obtaining FDA approval for a new product may take several years or more and is likely to involve the expenditure of substantial resources. The steps required before a product can be produced and marketed for human use typically include: (i) pre-clinical studies; (ii) submission to the FDA of an Investigational New Drug Exemption ("IND"), which must become effective before human clinical trials may commence in the United States; (iii) adequate and well controlled human clinical trials; (iv) submission to the FDA of a New Drug Application ("NDA"); and (v) review and approval of the NDA by the FDA. Approval of a product by the FDA does not serve as a guaranty of the product's safety or efficacy.

         Generally, products with new active ingredients, new indications, new routes of administration, new dosage forms or new strengths require an NDA to be filed with the FDA. An NDA requires that complete clinical studies of a product's safety and efficacy be submitted to the FDA, the cost of which is substantial. These costs can be reduced, however, for delivery systems that utilize approved drugs. In these cases, the company seeking approval may refer to safety and toxicity data reviewed by the FDA in its approval process for the innovator product. In addition, a supplemental NDA may be filed to add an indication to an already approved product.

         Since we expect that any new products we may bring to market will contain drugs previously approved by the FDA for transdermal delivery, an abbreviated approval process may be available. Such products must have, among other requirements, the same active ingredient(s), indication, route of administration, dosage form and dosage strength as an existing FDA-approved product covered by an NDA, if clinical studies have demonstrated bio-equivalence of the new product to the FDA-approved product covered by an NDA. For this abbreviated process, we would submit an ANDA to the FDA instead of an NDA. Under FDA ANDA regulations, companies that seek to introduce an ANDA product must also certify that the product does not infringe on any approved product's patent listed with the FDA or that such patent has expired. If the applicant certifies that its product does not infringe on the approved product's patent or that such patent is invalid, the patent holder may institute legal action to determine the relative rights of the parties and the application of the patent. Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act"), the FDA may not finally approve the ANDA until the later of thirty months from the date of the legal action or a final determination by a court that the applicable patent is invalid or would not be infringed by the applicant's product.

         With respect to any new products we or our clients may seek to develop, the results of product development and pre-clinical and clinical studies (if necessary) will be submitted to the FDA as an NDA or ANDA for approval. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA or ANDA in a timely manner. The FDA may deny an NDA or ANDA if applicable regulatory criteria are not satisfied or it may require additional clinical testing. Even if such data is submitted, the FDA may ultimately deny approval of the product. Further, if there are modifications to the drug, including changes in indication, manufacturing process, labeling, or a change in manufacturing facility, an NDA or ANDA notification may be required to be submitted to the FDA and FDA approval required prior to implementation of the change. Product approvals may be withdrawn after the product reaches the market if compliance with regulatory standards is not maintained or if problems occur regarding the safety or efficacy of the product. The FDA may require testing and surveillance programs to monitor the effect of products that have been commercialized, and has the power to prevent or limit further marketing of these products based on the results of these post-marketing programs.

         Manufacturing facilities are subject to periodic inspections for compliance with the FDA's good manufacturing practices (GMP's) regulations and each domestic drug manufacturing facility must be registered with the FDA. In addition, our manufacturing operations must be registered with the Pennsylvania Department of Health. In complying with standards set forth in these regulations, we must expend significant time, money and effort in the area of quality assurance to ensure full technical compliance. Facilities handling controlled substances, such as ours, also must be licensed by the Drug Enforcement Administration, or DEA, and are subject to more extensive regulatory requirements than those facilities not licensed to handle controlled substances. We also require approval of the DEA to obtain and possess controlled substances. We produce transdermal drug delivery products in accordance with United States regulations for manufacturing process validation studies and commercial sale. FDA approval to manufacture a drug product is site specific. In the event our approved manufacturing facility becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations.

         Failure to comply with governmental regulations may result in fines, warning letters, unanticipated compliance expenditures, interruptions or suspension of production and resulting loss of sales, product seizures or recalls, injunctions prohibiting further sales, withdrawal of previously approved marketing applications and criminal prosecution.

         Our activities are subject to various federal, state and local laws and regulations regarding occupational safety, sales practices, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulations. Under certain of these laws, we could be liable for substantial costs and penalties in the event that waste is disposed of improperly. While it is impossible to accurately predict the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not presently expected to have, a material adverse effect on our earnings or competitive position.

Employees.

         We employ approximately fifty two employees, of whom seventeen are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO ("R.W.D.S.U."). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company's regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees. We believe our employee relations are good.

Risk Factors.

         The following is a summary of certain risk factors that may cause our results to differ from the "forward-looking statements" made in this report. The risks and uncertainties described below are not listed in order of priority and are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. If any of these risks actually occur, our business, financial condition, and/or results of operations would likely suffer significantly. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

Risks Relating to Our Financial Condition.

         We believe that our financial condition as of December 31, 2004 gives rise to several risks and uncertainties. In addition, because of our status as a majority owned subsidiary of Health-Chem, that company's financial condition and future operating results may directly impact Transderm. We believe that the financial information set forth below is relevant in this regard.

As of December 31, 2004:

      o Transderm had aggregate debts and liabilities of approximately $9 million, which excludes approximately $28 million owed to Health-Chem, but includes $4,522,000 due under the Key License, which represents royalty payments owed over the last five years (the "Key Royalty"), and had negative working capital of approximately $21.9 million and combined cash on hand and accounts receivable of approximately $3.9 million (the "Transderm Liabilities");

      o Transderm owes approximately $28 million to Health-Chem in respect of intercompany accounts, including $12,949,000 related to redeemable preferred stock under which Transderm is currently in default; $7,158,000 related to a subordinated promissory note under which Transderm is currently in default; and $8,342,000 related to a long-term payable (each of which items is more fully described under "Management Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the Financial Statements and are herein collectively referred to as the "Intercompany Obligations"); and

      o Health-Chem had aggregate debts and liabilities of approximately $19,898,000 (the "Group Liabilities"), including $10,197,000 under the outstanding Debentures under which Health-Chem currently is in default.

As of December 31, 2005, we estimate:

      o Transderm had aggregate debts and liabilities of approximately $8,421,000 (unaudited), which excludes intercompany obligations of nearly $29 million, but includes $6,108,000 for royalties due under the Key License; and

      o the Group had aggregate debts and liabilities of approximately $21,826,000 (unaudited), including $10,830,000 under the Debentures.

Risks relating to our financial condition include the following:

Our financial condition creates substantial doubt as to whether we will continue to operate as a going concern. If we can not continue to operate as a going concern, we may have to cease all operations and investors will lose their entire investment in our company.

         Transderm's audited consolidated financial statements for the years ended December 31, 2003 and 2004 have been prepared assuming that we will continue as a going concern. However, Note 3 of the Notes to Consolidated Financial Statements details certain conditions and other factors that raise substantial doubt about our ability to continue to operate as a going concern, including:

      o the aggregate amount of Transderm's outstanding debts and liabilities at December 31, 2004 and specifically the amounts due to Health-Chem (approximately $28 million) and Key;

      o the fact that we currently are in default under our obligations to Key under the Key License, having not made any payments to Key since the inception of the license and that we have been able to continue as a going concern because we have not paid Key;

      o     we do not have cash on hand to make the royalty payment owed to Key;

      o our financial condition has prevented us from securing financing or obtaining loans from third parties from which we could repay all or a portion of the amounts due; and

      o if our creditors initiated legal action against us, we would not be able to continue to operate as a going concern unless there was an increase in profitability and/or an infusion of additional funds in order to meet these obligations for both the past amounts due and ongoing amounts as they became due.

         We have experienced net losses from operations in every year since 1995 and have an accumulated deficit of approximately $30.3 million at December 31, 2004. In addition, we had a working capital deficit of approximately $21.9 million at December 31, 2004.

         Our independent auditors have cited certain of these conditions in an explanatory paragraph to their audit report issued on our financial statements for the years ended December 31, 2003 and 2004, and indicated that these factors, among others, raise substantial doubt about our ability to continue as a going concern.

         We have been able to continue operating over the last several years because we have not paid Health-Chem or Key. We do not have the means to satisfy the amounts due to Health-Chem or pay the Key Royalty but we have been paying our debts and liabilities not related to Health-Chem or the Key License on a current basis from cash flow generated from operations. Our financial condition has prevented us from securing financing or obtaining loans from which we could repay all or a portion of the amounts due. We are further constrained from obtaining financing because of Health-Chem's financial condition, as more fully described in the ensuing risk factor. We recently have entered into discussions with Key in an effort to develop payment arrangements for the amount owed to it, though we cannot be certain we will be successful in our efforts in reaching an agreement that allows us to continue our operations.

         While management has formulated a plan to address the conditions cited by the auditor in its report, as described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in
Note 3 of the Notes to Consolidated Financial Statements, we cannot be certain that we will be successful in executing this plan or that if we are successful that we will achieve profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         If we are unable to address successfully the conditions that raise doubt about our ability to continue to operate as a going concern, particularly our efforts to negotiate favorable payment terms of the amounts due to Key, we may have to discontinue our operations and possibly seek protection under bankruptcy laws, which likely would result in the loss of all value which our stock now or at such time may have and result in investors losing the entire amount of their investment.

Health-Chem's ability to achieve financial stability will bear on our financial condition, ability to continue to operate as a going concern and achieve profitability. If Health-Chem does not effectively address its financial concerns, it may be required to take steps to wind-up the Group's, including Transderm's, operations, in which case holders of our stock could lose the entire amount of their investment.

         As stated in the footnotes to the audited consolidated financial statement included in Health-Chem's annual report for the year ended December 31, 2004 and the auditor's report on such financial statements, Health-Chem's financial condition casts doubt upon its ability to continue operating as a going concern. Health-Chem's principal liability (excluding liabilities and obligations attributable exclusively to Transderm) consists of approximately $10.2 million due under the Debentures.

         Health-Chem is in default under several provisions of the Debentures as a result of its failure to have paid principal and interest when they became due in April 1999. A default allows the Trustee or the holders of at least 25% in aggregate principal amount of all Debentures to declare the outstanding principal of the Debentures plus all accrued and unpaid interest immediately due and payable. Health-Chem has been able to continue operating because the Trustee has not pursued legal redress to obtain the payment due. Health-Chem has approached the Trustee to negotiate a payment plan but no assurance can be given that Health-Chem will be successful in negotiating a payment plan that does not unduly burden or otherwise prohibit normal operations, if at all. If Health-Chem is unable to negotiate payment terms with the Trustee, it could initiate legal action against Health-Chem for the entire amount due under the Debentures. In such case, Health-Chem may have to liquidate all of its assets and dissolve or wind-up the companies comprising the Group, including Transderm, or seek protection from creditors under the federal bankruptcy laws which likely would result in the loss of all value which our stock now or at such time may have and result in investors losing the entire amount of their investment.

Even if payment terms for the Group's debts and liabilities are negotiated, the Group's cash flow and ability to operate may be adversely affected.

         If the Group successfully negotiates payment plans with respect to the Key Royalties and the amount due under the Debentures, it is likely that a significant portion of the Group's revenues will be allocated to making payments under such agreements and there will be little capital to fund other business opportunities, including new product development and marketing. In addition, the Group's substantial indebtedness could have other important consequences to both Transderm and Health-Chem, including, with respect to each company:

      o negatively impacting its ability to remain current in the payment of other liabilities and current accounts payable;

      o limiting its ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes;

      o increasing its vulnerability to general economic and industry conditions; and

      o placing it at a disadvantage compared to its competitors who have less debt.

Even if we are able to restructure our debts and liabilities in a way that will allow us to continue normal operations, we may not be able to generate sufficient cash from operations to abide by the terms of the restructuring agreements and we may be forced to take other actions to satisfy our obligations under our indebtedness and to pay our other principal liabilities, which may not be successful.

         Even if we successfully restructure the Key Royalty, our ability to make scheduled payments on this obligation and remain current with respect to our other financial obligations will depend on our operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay Key under any restructuring agreement or remain current with respect to our other outstanding liabilities

         If our cash flows and capital resources are insufficient to fund the payment of our obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures and we might be required to dispose of material assets or operations to meet our obligations. These alternative measures may not be successful and may not permit us to satisfy our obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. Our inability to generate cash from operations could have a material negative impact on Transderm and the value of your investment in our common stock.

         Health-Chem will bear similar risks with respect to the Debentures.

Transderm's Intercompany Obligations to Health-Chem are approximately $28 million. Health-Chem has not sought to collect on these obligations since they began to accrue in 1995. If Health-Chem were to seek collection of such Intercompany Obligations, Transderm would not be able to pay them and may be forced to seek protection under bankruptcy laws.

         Transderm owes Health-Chem approximately $28 million in intercompany obligations as reported in its financial statements, some of which extend back to 1995. To date, Health-Chem has not sought to collect the amounts due from Transderm. Transderm does not currently have and does not expect to have in the near future, sufficient funds to repay such obligations. If Health-Chem were to seek collection of the amounts due, Transderm may have to seek protection under bankruptcy laws and investors would lose the amount of their investment in Transderm.

Risks Relating to Our Failure to File Reports under Federal Securities Laws.

We have not filed the periodic reports we are required to file with the SEC since 1999 and we could become the subject of enforcement proceedings by the SEC, including the de-registration of our securities, which could materially adversely affect our business and your ability to obtain information about our company.

         For the reasons explained elsewhere in this report, since 1999 we have not filed a report under the Securities Exchange Act which describes our business and financial condition. Our failure to file such reports could give rise to action by the SEC or private litigation by our current and former shareholders. Among other possible penalties to which we may be subject, the SEC could seek to revoke registration of our common stock under the Securities Exchange Act which could result in less public information available to our security holders and make it more difficult for us to raise capital in the future. The inclusion in this report of audited financial and other information for the years 2003 and 2004 will not cure our failure to file reports for 1999, 2000, 2001 and 2002 and the SEC could compel us to prepare and file such reports, which may not be possible given the inadequate financial and other records available to us for those years. We cannot predict what, if any, penalties, fines, sanctions, enforcement or other actions or proceedings the SEC may impose upon or take against our company; however, any such actions could cause us to incur significant additional compliance expenditures and divert management's attention from our core business activities. Moreover, we may be subject to private suit by our current and former security holders for failing to make available current information about our company which could subject Transderm as well as our officers and directors to civil liabilities.

We have expended and will continue to apply considerable time, effort and expense in connection with preparing and filing delinquent reports under the federal securities laws which may divert our attention from our core business and negatively impact our operations.

         We have expended considerable administrative time, financial resources and effort to prepare and file this annual report under the federal securities laws. We expect to continue expending significant time, resources and effort to file additional delinquent reports under such laws. These efforts will divert management's attention from our core business which may adversely impact our current and future operations and financial condition.

Risks Relating to Our Business.

We are dependent on the Key License for certain technology incorporated into our transdermal patch under which we are five years in arrears in royalty payments and, consequently, are in breach. If we are unable to negotiate a plan with Key that allows us to pay the past due royalties and Key revokes the license or if we otherwise lose our right to utilize the technology subject to such license we will have to discontinue manufacturing our sole product.

         We rely on the Key License to permit us to incorporate certain transdermal patch technology owned by Key into our second generation transdermal patch developed during the mid 1990's. If we are unsuccessful in negotiating a plan with Key to pay past due royalties which does not impede our ability to operate and does not materially impact our cash, we may be forced to discontinue selling transdermal patches, and will have no source of revenue from product sales. Given our current liabilities, it is unlikely we would be able to continue operating under such circumstances and investors would lose the entire amount of their investment in Transderm.

We are subject to all of the risks associated with being a single product company, including special risks relating to the fact that we manufacture and sell such product pursuant to a license. If we are unable to develop and bring to market other products, our current and future operations and financial condition may be adversely affected.

         We manufacture and sell only one product, our nitroglycerin transdermal patch. We are subject to all of the risks associated with being a single product company, including

      o the inordinate effect of competition on our business which could cause us to reduce the price we charge for the product or erode total sales, and the corresponding reduction in earnings we generate from such product as result of competition;

      o     the loss of the Key License; and

      o our inability to obtain critical raw materials from which we manufacture the product.

         If we experience any of the foregoing or other difficulties or impediments with respect to sales of such product, our business, financial condition and results of operations would be materially adversely affected.

         We are seeking to develop and bring to market other products to broaden our revenue base and reduce reliance on revenues generated from sales of our nitroglycerin patch. We cannot be certain that our efforts to develop and market other products will be successful. To the extent that we are unable to expand our product offerings, our business and results of operation could be negatively impacted and shareholders in our company may lose all or part of their investment.

The development and manufacturing agreements to which we currently are a party allow our clients to terminate these agreements at will. The termination of these agreements for any reason would have a material negative impact on our operations.

         We are party to contracts with two clients under which we have agreed to develop and manufacture three potential pharmaceutical compounds. We currently generate revenues from these agreements in connection with our product development efforts and may generate revenues under these agreements in the future from the manufacture of products which ultimately are approved by the FDA for sale in the United States, of which we can offer no assurance. In some cases, our clients are permitted to terminate these agreements at will for any reason. If our clients elect to terminate these agreements our current and future operations would be adversely impacted.

We are subject to extensive regulation by the FDA and other federal and state agencies. If we fail to maintain satisfactory compliance with FDA regulations and other governmental agencies, we may be forced to suspend or terminate our operations and we could be subject to civil or criminal penalties.

         Our operations are subject to extensive regulation by governmental authorities in the United States with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products. These regulations are wide-ranging and govern, among other things: adverse drug experience reporting, product promotion, product pricing and discounting, drug sample accountability, drug product stability, product manufacturing, including good manufacturing practices, and product changes or modifications. Our facilities handle controlled substances, resulting in additional extensive regulatory requirements and oversight. Compliance with the extensive government regulations applicable to our business requires the allocation of significant time, effort and expense. Even if a product is approved by a regulatory authority, product approvals may be withdrawn after the product reaches the market if compliance with regulatory standards is not maintained or if problems occur regarding the safety or efficacy of the product. If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. regulatory authorities or previously unknown problems with our products or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including: restrictions on the products, manufacturers or manufacturing processes; warning letters; civil or criminal penalties; fines; injunctions; product seizures or detentions; voluntary or mandatory product recalls and publicity requirements; unanticipated compliance expenditures; suspension or withdrawal of previously approved marketing applications; total or partial suspension of production; and criminal prosecution.

Our product sales are concentrated among a few customers and a substantial decrease in revenues generated from sales to these customers would have an adverse effect on our business unless we were able to identify other customers.

         During each of fiscal years ended December 31, 2004 and 2003, a significant portion of our revenues were derived from a small number of customers. In 2004, two customers accounted for approximately 53% of our revenues and these customers accounted for approximately 49% of our revenues during fiscal 2003. A significant decrease in business from these customers and the revenues lost, if we are unable to replace them, would have a material adverse effect on our business, financial condition and results of operations.

         Because our sales tend to be concentrated among a small number of customers during any period, our operating results may be subject to substantial fluctuations. Moreover, we tend to receive relatively large orders for products from a relatively small number of customers. Consequently, a single order from one customer may represent a substantial portion of our sales in any one period and significant orders by any customer during one period may not be followed by further orders from the same customer in subsequent periods. These and other factors cause our sales and operating results to be subject to very substantial periodic variations. Since quarterly performance is likely to vary significantly, our results of operations for any quarter are not necessarily indicative of the results that we might achieve for any subsequent period. Accordingly, quarter-to-quarter comparisons of our operating results may not be meaningful.

We rely on a single supplier or a limited number of suppliers for certain raw materials used in our products.

         Certain raw materials and components used in the manufacture of our products are available from limited sources, and, in some cases, a single source. Generally, regulatory authorities must approve raw material sources for transdermal products, and in the case of controlled substances, the DEA sets quotas for controlled substances and we must receive authorization from the DEA to purchase and handle these substances. We cannot be certain that we will be granted sufficient DEA quota to meet production requirements for controlled substances. Without adequate approved supplies of raw materials or packaging supplies, our manufacturing operations could be interrupted until another supplier is identified, our products approved and trading terms with it negotiated. We may not be able to identify an alternative supplier and any supplier that we do identify may not be able to obtain the requisite regulatory approvals in a timely manner, or at all. Furthermore, we may not be able to negotiate favorable terms with an alternative supplier. Any disruptions in our manufacturing operations from the loss of an approved supplier may cause us to incur increased costs and lose revenues and may have an adverse effect on our relationships with our partners and customers, any of which could have adverse effects on our business and results of operations. Our business also faces the risk that third party suppliers may supply us with raw materials that do not meet required specifications, which, if undetected by us, could cause our products to test out of specification and require us to recall the affected product.

We rely on the services of a single agent to market our product and if we were to lose the services of such entity or it was not as successful in its sales efforts, our business and results of operations would be adversely affected.

         We market all of our products through one entity. If we were to lose the services of such marketing agent for any reason or said entity does not maintain a steady demand for our product, and we are unable to identify an adequate replacement, our business, results of operations and financial condition would be materially adversely affected.

We may expend significant cash and personnel resources in the development of any new products and if we do not generate the anticipated level of revenues from sales of such products, our business will be negatively and adversely affected.

         Our efforts to commercialize new products will require significant expenditures of resources, including cash and time, in the research, development, testing, preparation and execution of applications with governmental authorities to manufacture and sell such product, preparation of manufacturing operations and marketing of such product. If we do not generate revenues from sales of any such product at levels anticipated prior to embarking on such development, our business, financial position and results of operations would be materially adversely affected.

We may lose out to larger and better-established competitors.

         The drug delivery industry is intensely competitive. We face competition from a number of companies that develop, market and sell transdermal patches that deliver generic drugs, and competition is expected to intensify as more companies enter the field. Most of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience in the drug delivery industry than we have. The particular medical conditions our product addresses can also be addressed by other drugs and other delivery modalities. Many of these alternatives are widely accepted by physicians and have a long history of use. Physicians may use our competitors' products and/or our products may not be competitive with other technologies. If these things happen, our sales and revenues will decline. Competition may result in price reductions, reduced gross margins and loss of market share.

         We cannot assure that our products will compete successfully against competitive products or that developments by others will not render our products obsolete or uncompetitive. If we cannot maintain competitive products and technologies, our current and potential strategic partners may choose to adopt the drug delivery technologies of our competitors or their own internally developed technologies.

Our product may be displaced by more effective medications or newer technologies.

         The drug development and delivery industries are undergoing rapid and significant change. Others may succeed in developing and marketing drugs and products that are more effective than those developed or marketed by us, or that would make our product obsolete or non-competitive. Additionally, researchers could develop new delivery devices and medications that replace or reduce the importance of our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. We may not have the resources to do this. If our products become obsolete and our efforts to develop new products do not result in any commercially successful products, our sales and revenues will decline.

Competitors may use legal, regulatory and legislative strategies to prevent or delay our launch of generic products.

         The Hatch-Waxman Act provides for a period of 180 days of generic marketing exclusivity for each ANDA applicant that is first to file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product, commonly referred to as a Paragraph IV certification. During this exclusivity period, the FDA cannot grant final approval to any other Paragraph IV filer. If an ANDA containing a Paragraph IV certification is successful, it generally results in higher market share, net revenues and gross margin for that applicant for a period of time. Even if we obtain FDA approval for generic drug products, we may lose significant advantages to a competitor who was first to file an ANDA containing a Paragraph IV certification.

         Competitors may also pursue legislative and other regulatory or litigation strategies to prevent or delay our launch of a generic product. These strategies include, but are not limited to: seeking to obtain new patents on drugs for which patent protection is about to expire, changing the labeling for the branded product, filing a citizen petition with the FDA, pursuing state legislative efforts to limit the substitution of generic versions of brand pharmaceuticals, filing patent infringement lawsuits that automatically delay FDA approval of many generic products, introducing a second generation product prior to the expiration of market exclusivity for the first generation product which may reduce demand for a generic first generation product, and obtaining market exclusivity extensions by conducting pediatric trials of brand drugs.

Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives applicable to our product and product candidates could limit our potential product revenue.

         The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to increase access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

         We expect that Congress and state legislatures will continue to review and assess healthcare proposals, and public debate of these issues will likely continue. We cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. Significant changes in the healthcare system could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies and negatively affect our business, prospects and results of operations.

Legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on our business, financial position and results of operations.

         Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the price that we receive for our product. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we receive for our product and could have a material adverse effect on our business, financial position and results of operations.

We cannot be certain of the protection or confidentiality of our patents and proprietary rights.

         Our success will depend, in part, on our ability to obtain or license patents for our products, processes and technologies. If we do not do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues from those innovations. There is no assurance that we will be issued patents for any patent applications we may file, that any existing or future patents that we receive or license will provide competitive advantages for our products, or that we will be able to enforce successfully our patent rights. Additionally, there can be no assurance that our patents or any future patents we may be issued will prevent other companies from developing similar or functionally equivalent products, or challenging, invalidating or avoiding our patent applications or any existing or future patents that we receive or license.

         We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation. We use confidentiality agreements with purchasers, suppliers, employees and consultants to protect our trade secrets, unpatented proprietary know-how and continuing technological innovation, but there can be no assurance that these parties will not breach their agreements with us or that we will be able to effectively enforce our rights under those agreements. We also cannot be certain that we will have adequate remedies for any breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, we cannot be sure that our trade secrets and proprietary technology will not otherwise become known or that our competitors will not independently develop our trade secrets and proprietary technology.

Third parties may claim that we infringe their proprietary rights, forcing us to expend substantial resources in resulting litigation, the outcome of which is uncertain. Any unfavorable outcome could negatively affect our financial position and results of operations.

         Our success will depend, in part, on our ability to operate without infringing the proprietary rights of others, and there can be no assurance that our products and processes will not infringe upon the patents of others. Third parties may also institute patent litigation against us for competitive reasons unrelated to any infringement by us. If a third party asserts a claim of infringement, we may have to seek licenses, defend infringement actions or challenge the validity of those third-party patents in court. If we cannot obtain the required licenses, or are found liable for infringement or are not able to have these patents declared invalid, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the manufacture, use or sale of products or methods of drug delivery covered by the patents of others. There can be no assurance that we have identified, or that in the future we will be able to identify, all U.S. and foreign patents that may pose a risk of potential infringement claims.

We may not be able to manufacture new products in commercial quantities efficiently.

         We may seek to bring to market new products that we have never manufactured on a commercial scale. Accordingly, inefficiencies and other scale-up problems may occur in the process of manufacturing new products in commercial quantities. If we experience manufacturing difficulties, our overall manufacturing costs may be higher than we had anticipated.

We may be subject to product liability claims and we cannot be certain that we will have adequate insurance coverage.

         The testing, manufacturing and marketing of our products may expose us to potential product liability and other claims resulting from their use. If any such claims against us are successful, we may be required to make significant compensation payments and suffer adverse publicity. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources. We maintain product liability insurance, but there can be no assurance that our insurance will cover all future claims or that we will be able to maintain existing coverage or obtain additional coverage at reasonable rates. If a claim is not covered or if our coverage is insufficient, we may incur significant liability payments that would negatively affect our business, financial position or results of operations.

All of our products are manufactured at one location and any interruption of production at this facility could negatively affect our business, financial position and results of operations.

         All of our products are manufactured at a single facility in Emigsville, Pennsylvania. An interruption of manufacturing resulting from regulatory issues, technical problems, casualty loss or other factors could result in our inability to meet production requirements, which may cause us to lose revenues and which could have an adverse effect on our relationships with our partners and customers, any of which could have a material adverse effect on our business, financial position or results of operations. We maintain business interruption insurance, but we cannot assure investors that our insurance will cover all future claims or that we will be able to maintain existing coverage or obtain additional coverage at reasonable rates. Without our existing production facility, we would have no other means of manufacturing our products until we were able to restore the manufacturing capability at our facility or develop an alternative manufacturing facility.

Our insurance coverage may not be adequate and rising insurance premiums could negatively affect our profitability.

         We rely on insurance to protect us from many business risks, including product liability, business interruption, property and casualty loss and employment practices liability. The cost of insurance has risen significantly in recent years. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. There can be no assurance that the insurance that we maintain and intend to maintain will be adequate, or that the cost of insurance and limitations in coverage will not adversely affect our business, financial position or results of operations. Furthermore, if is possible that, in some cases, coverage may not be available at any price.

We enter into agreements that include provisions that require us to indemnify the other party under certain circumstances. If we are required to perform under these indemnification provisions, our financial condition and results of operations could be negatively affected.

         Many of the license, development, supply, employment and other agreements we enter into include indemnification provisions. The various indemnification provisions in these agreements are not uniform and may be subject to differing legal interpretations. Accordingly, it may be difficult for us to determine or accurately predict in advance what indemnification obligations we may owe under these provisions or, alternatively, what obligations may be owed to us by these parties, including as it relates to potential damages, settlement amounts and defense costs associated with the product liability lawsuits that claim the use of products manufactured by us and distributed by third parties. Our insurance coverage may mitigate the costs of some of our obligations under these indemnification provisions but our business, financial position and results of operations could be harmed if we are required to perform under these indemnification provisions and there is no or insufficient insurance coverage.

We may have difficulty raising capital, which could deprive us of necessary resources.

         We expect to continue to devote significant capital resources to fund research and development and to maintain existing manufacturing capacity. In order to support the initiatives envisioned in our business plan, we may need to raise additional funds through the sale of assets, public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise financing depends on many factors beyond our control, including the state of capital markets and the development or prospects for development of competitive technology by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Our current financial condition and the status of our obligations under the Key License and Health-Chem's obligations under the Debentures have prevented us and the Group from borrowing money from third parties or raising capital from the sale of equity. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unable to raise additional funds when we need them, we may have to severely curtail our operations.

Our success depends on attracting and retaining our key employees.

         Our success depends on our ability to attract and retain qualified, experienced personnel. We face significant competition in recruiting talented personnel. The loss of key personnel, or the inability to attract and retain additional, competent employees, could adversely affect our business, financial position or results of operations.

Limitations on liability and indemnification matters.

         As permitted by the corporate laws of the State of Delaware, we have included in our Certificate of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our By-Laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

We have no intention of paying dividends on our common stock in the near future and holders of our common stock will have to rely on the appreciation thereof to realize any monies from holding these securities.

         We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Management intends to retain any earnings to finance the growth of the Company's business. Management cannot assure you that the Company will ever pay cash dividends. Accordingly, holders of our common stock will have to rely on the appreciation thereof to realize any monies from holding these securities.

Our common stock is not traded or admitted to quotation on any market, so you may not be able to sell your shares of common stock and thus you may never realize any monies from holding these securities.

         Our common stock is not listed on any stock market or admitted to quotation on the over-the-counter bulletin board, accordingly, there is no established public trading market for our common stock. Management does not expect to seek to develop a market for our common stock. Therefore, you may only be able to dispose of our common stock in a private transaction.

We must maintain adequate internal controls and in the future be able, on an annual basis, to provide an assertion as to the effectiveness of such controls.

         Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports. We may be required to spend a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP.

         The consolidated and condensed consolidated financial statements included in the periodic reports we are required to file with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations.

ITEM 2.  DESCRIPTION OF PROPERTIES

         We lease an approximately 61,000 square foot building, from a related party, located on approximately 3.5 acres in Emigsville, Pennsylvania which is used for manufacturing, laboratory, engineering, quality control, research and development, warehousing, administrative and office purposes. Our manufacturing facility complies with GMP standards and is operating under registration from both the FDA and DEA and pursuant to registration with the Pennsylvania Department of Health. The lease, which expires December 6, 2019, has an annual rental of $212,400, payable in equal monthly installments of $17,700.

         We believe that our present facilities are in good condition and are adequate for our current and immediate future requirements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is not currently listed or admitted to quotation on any established trading market. Our common stock had been quoted on the over the counter bulletin board until June 2000. Thereafter, quotes for our stock were reported on the Pink Sheets from time to time through July 2005. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time.

         The table below provides information regarding the high and low sales prices for the Company's common stock, as reported by the Pink Sheets, during the two years ended December 31, 2004:


     QUARTER                        2004                              2003
     -------------- ---------------------------------- ----------------------------------
                         High              Low                High             Low
     -------------- ----------------- ---------------- ----------------- ----------------
     1st              $0.0001             $0.0001           $0.0001          $0.0001
     -------------- ----------------- ---------------- ----------------- ----------------
     2nd               0.0001              0.0001            0.0001           0.0001
     -------------- ----------------- ---------------- ----------------- ----------------
     3rd               0.001               0.0001            0.0001           0.0001
     -------------- ----------------- ---------------- ----------------- ----------------
     4th               0.0001              0.0001            0.0001           0.0001
     -------------- ----------------- ---------------- ----------------- ----------------


         As of July 14, 2005, there were approximately 142 holders of record of our common stock. This number of holders of record does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

         We have not paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

         Transderm has not sold or issued any securities since 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         The following discussion and analysis, as well as other sections in this Form 10-KSB, should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this report.

         This discussion and analysis may contain "forward-looking statements". These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company's market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as "may", "will", "could", "should", "would", "project", "believe", "anticipate", "expect", "plan", "estimate", "forecast", "potential", "intend", "continue" and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described under "Risk Factors" in Item 1. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-KSB.

Company Overview.

         We manufacture controlled release products to deliver drugs topically or transdermally (transdermal patches). Since 1986, the Company has manufactured a transdermal nitroglycerin patch which is used for transdermal relief of vascular and cardiovascular symptoms related to angina pectoris. This patch was the first such product introduced in the United States for the generic market and is currently our sole product. We manufacture our nitroglycerin patch both on a contract basis for specific clients and for sale to distributors and wholesalers for distribution in the United States. We have the technical expertise and manufacturing capability to produce transdermal patches which deliver other medications. We manufacture our products in accordance with GMP's prescribed by the FDA at our facility in Emigsville, Pennsylvania. We utilize the services of an independent sales organization to identify customers and to market and sell our transdermal patches. We conduct the majority of our business through our 98.5%-owned subsidiary, Hercon Laboratories Corporation. Health-Chem owns 90% of our outstanding common stock.

         We generate revenues principally from sales of transdermal patches and secondarily from research and development projects we undertake for third parties on a contract basis.

         Our business faces certain important risks, including that:

      o the pharmaceutical industry is highly regulated and intensely competitive;

      o we generate the vast majority of our revenue from sales of a single product;

      o we are in breach of the terms of a technology license agreement (the Key License) upon which we rely to manufacture our sole product because we have never made royalty payments thereunder, which totaled $4,522,000 at December 31, 2004 and $6,108,000 at December 31, 2005 (unaudited);

      o we have no borrowing capacity to expand our product lines and reduce our reliance on sales from our nitroglycerin patches or to take advantage of other business opportunities as they arise;

      o as of December 31, 2004, we had debts and liabilities to third parties of approximately $9 million (including $6.1 million under the Key License) and to Health-Chem of approximately $28 million; and

      o as of December 31, 2004, Health-Chem had aggregate debts and liabilities of approximately $19,898,000, including $10,197,000 of principal and accrued interest due under the Debentures, which cast doubt on its ability to continue to operate as a going concern.

         During fiscal 2004, we posted better operating results than fiscal 2003. When comparing 2004 to 2003, net sales increased by 16% to nearly $9.2 million from $7.9 million, while total operating expenses decreased by 7% to $3.2 million from $3.5 million and the cost of goods sold increased by 4% to $6.2 million from $6.0 million. Management attributes the increase in net sales for the years 2004 to 2003 primarily to increased sales volumes of nitroglycerin patches from existing customers. We were able to increase sales of our patch product because we have successfully and efficiently ramped-up our manufacturing capability, which had been dormant for nearly two years; proved to purchasers that we are a reliable manufacturer of quality products which we deliver on a timely basis in conformity with contract requirements; and intensified marketing efforts. We attribute the decline in operating expenses and the disproportionately low (compared to the percent which sales grew) increase in cost of sales to increased efficiency resulting from economies of scale.

Historical Perspective.

         In 1995, at the peak of operations, the Company generated net income of approximately $1.4 million on net sales of $12.5 million and employed nearly seventy full-time employees. After 1995, sales of our core products began to decline, precipitated by our inability to sell a new generation transdermal patch by reason of a delay in FDA approval of the product, the initiation of a lawsuit by Key Pharmaceuticals Inc. which alleged that the Company's new transdermal patch infringed on a patent issued to Key and the loss of a significant domestic distributor of our nitroglycerin patch. Moreover, we were not successful in our efforts to bring to market new transdermal products for the treatment of post-menopausal symptoms or other hormone replacement therapies that we were developing in the 1990's. For the year ended December 31, 1997, we suffered a net loss of $2.2 million on net sales of approximately $5.3 million and had a working capital deficit in excess of $1 million. While net sales for the year ended December 31, 1998 increased to approximately $6.9 million, we reported a net loss of $674,000 for the year. The increase in net sales during 1998 was attributable to sales of a non-transdermal product, a deep cleansing facial pore strip, to two customers. Sales of the facial pore strips declined during each quarter of 1999 and we discontinued selling this product in July 1999.

         Our financial and operating condition has been and continues to be inextricably entwined with that of Health-Chem and our other affiliates in the Group. Our ability to recover from declining operating results during the 1990's was constrained by the Group's financial performance and condition. During this period, the Group was suffering declining sales throughout all product lines within the synthetic fabrics business as a result of lower demand from certain large customers and the elimination of unprofitable business, including certain government contracts. The Group did not have further borrowing capacity under existing lines of credit under which all of the Group's assets were pledged as security and could not obtain additional financing. Moreover, Health-Chem's obligations under the Debentures, $10,401,000 of principal as of December 31, 1996, which became due in 1999 ("Debentures") made further borrowing impossible.

         As sales of the Group's core products continued to decline in 1997 and 1998, management determined to restructure a portion of the Group's operations by closing one of its synthetic fabric manufacturing plants in July 1999. Continuing pressure to generate cash to service debt obligations prompted management to sell the assets of Health-Chem's Herculite and Hercon Environmental subsidiaries to a management-led group in August 1999 (the "Asset Sale"), the proceeds from which were used to satisfy the entire amount due under the term loan which aggregated $9.8 million, and to make a $1.9 million payment on the Debentures.

         Upon consummation of the Asset Sale, the Group's sole product was the Company's nitroglycerin transdermal patch, sales of which declined to under $4.9 million for the first three quarters of 1999. Transderm's financial difficulties were compounded by the fact that it had discontinued manufacturing its first generation patch, in anticipation of the impending introduction of its second generation patch, and had only minimal stock of that product to sell. However, Transderm was prevented from selling this product for nearly two years both because Key had obtained an injunction against the Company from selling the product and the FDA had not approved new manufacturing processes and raw materials to be used in the product. Moreover, several members of management who were responsible for accounting and financial functions left the Group to participate in the management of the businesses the Group sold in the Asset Sale. Consequently, neither Health-Chem nor Transderm could afford to retain their remaining senior financial staff and were not generating the revenues necessary to prepare quarterly and annual reports and discontinued filing reports with the SEC in 1999.

         A proxy contest for control of Health-Chem in late 1999 ushered in new management who were not fully cognizant of the Group's dire financial condition. Shortly after taking office in the first quarter of 2000, management became aware that the Group had cash sufficient to operate at then current levels for approximately eight weeks and little to no inventory of its first generation transdermal patch to sell to generate cash.

         In March 2000, we negotiated a license with Key to utilize the technology covered by the patent which was the subject of litigation (the "Key License") and had received approval from the FDA to proceed with the manufacture and sale of our second generation patch. We began to sell the new patch product in late 2000.

         Management recognized the need to diversify the Company's operations so as not to be totally reliant on a single product. Toward that end, in separate transactions in 2001, Health-Chem acquired certain manufacturing assets and product schematics with the intention of developing a diagnostic product division and engaged the inventor of the products it proposed to manufacture and market. Health-Chem was unable to manufacture the products efficiently, generated only minimal revenues from their sale and divested the asset of this division in 2004.

         In order to support its operations during the period 1999 through 2002, the Group obtained a loan from a non-traditional lender secured by a mortgage on the Company's Pennsylvania facility and borrowed money from management. In 2004, the Company sold its real property and plant in Pennsylvania to a company owned, in part, by an affiliate. The Company currently leases this facility through 2019, which it can extend for an additional five years and has the option to repurchase the property.

         Currently, we utilize the services of an independent sales organization to identify customers and market our second generation nitroglycerin transdermal patches. Revenues generated from sales of this product have increased during 2003 and 2004 as we have ramped-up our manufacturing capacity, demonstrated an ability to produce quality products on a timely basis at a reasonable price and intensified our marketing efforts.

         As of December 31, 2004, the Company had significant debts and liabilities to third parties. Our substantial unpaid debt and failure to resolve our obligations under the Key License, along with our lack of profitable operations from 2003 through 2004 have caused our independent auditors to add an explanatory paragraph to their audit opinion issued on our financial statements for the year ended December 31, 2004 indicating that these factors, among others, raise substantial doubt about our ability to continue as a going concern.

Organizational Perspective.

         In April 1995, the board of directors of Health-Chem approved a plan to realign certain of its business operations in order to separate its transdermal pharmaceutical business from its hospital and industrial laminated fabrics and environmental chemical business. As part of such realignment, our subsidiary Hercon Laboratories Corporation ("Hercon") effectively transferred its environmental chemical business to a subsidiary of Health-Chem, Hercon Environmental Corporation.

         Following the completion of the transfer of the environmental business, Transderm, Hercon, Herculite Products, Inc. ("Herculite"), which is a wholly-owned subsidiary of Health-Chem, and Health-Chem entered into a Plan of Reorganization and Asset Exchange Agreement effective August 31, 1995.

         The Plan of Reorganization and Asset Exchange Agreement required:

      o The transfer from Herculite to the Company of the manufacturing facility in which Hercon's operations are conducted and the 985 shares of Hercon common stock owned by Herculite in exchange for 1,000,000 shares of the Company's Redeemable Preferred Stock, $10.00 par value.

      o Hercon's issuance to Health-Chem of a $7,000,000, 9% Subordinated Promissory Note evidencing the approximate amount of intercompany advances owed by Hercon to Health-Chem.

      o The Company's issuance of 40,000,000 shares of its authorized 60,000,000 shares of Common Stock, $.001 par value, in exchange for the previously issued 50 shares of its $.01 par value common stock.

      o The Company's participation in a Corporate Services Agreement with Health-Chem, described below.

      o The Company's payment to Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income as a result of entering into a Tax Sharing Agreement, more fully described below.

         In September 1995, Health-Chem issued subscription rights to purchase up to 4,000,000 shares of Transderm's common stock for $.10 per share to holders of its common stock. The Rights Offering expired November 10, 1995, with shareholders subscribing to the 4,000,000 shares of common stock by exercising their subscription rights.

         Under the Corporate Services Agreement between the Company and Health-Chem, entered into as a result of the Plan of Reorganization and Asset Exchange Agreement, Health-Chem provides or otherwise makes available to the Company certain general corporate services provided by Health-Chem's corporate staff, including, but not limited to, accounting, tax, corporate communications, legal, data processing, purchasing, human resources, financial and other administrative staff functions, and arranges for administration of insurance and employee benefit programs. The Company reimburses Health-Chem for the actual out-of-pocket cost to Health-Chem or, for those services not directly attributable to the Company, reimburses them based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company reimbursed Health-Chem approximately $229,000 and $393,000 in 2004 and 2003, respectively. The agreement had an initial term that expired on December 31, 1997 and automatically renews for successive one-year terms unless notice of non-renewal is given by either party.

         The Company is included in the consolidated federal income tax return of Health-Chem and is party to a Tax Sharing Agreement. Under the Tax Sharing Agreement, the Company is required to pay Health-Chem as the Company uses its net operating loss and tax credit carryforwards to offset future taxable income.

         The Company participates in Health-Chem's cash management practice, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance, which was $8,342,000 at December 31, 2004, is expected to be paid out of future cash flow and is therefore considered to be long-term. The Company pays interest on the amount due at a rate calculated based upon the average outstanding intercompany balance and interest rate on Health-Chem's debt. The average interest rate charged was 11.34% during 2004. On August 31, 1995, Hercon issued to Health-Chem a $7,000,000, 9% Subordinated Promissory Note in exchange for the then outstanding borrowings from affiliates under these cash management practices. Under this promissory note, the Company was required to make semi-annual interest payments each March and September, with the principal amount of $7,000,000 payable on March 31, 1999. The Company did not make any interest payments on the promissory note nor did it repay the principal amount of the promissory note when it came due and has been in default under the note since March 2002 (after giving effect to Health-Chem's extension of the note). Health-Chem has not sought collection of the amounts due under the promissory note.

Factors Which We Believe Affect Our Current Operations and May Materially Impact Our Future Operations.

         Certain existing conditions and known material uncertainties could impact our business in the short- and long- term. Investors should analyze our business in light of the issues and uncertainties described in the following discussion which is intended to highlight and amplify numerical and other information contained in the remainder of this section and throughout this Annual Report.

         Our Company faces several challenges as we continue our efforts to emerge from the financial and operating crisis of the late 1990's. In addition to matters internal to the Company, issues relating to Health-Chem's financial condition may impact our operations in the future because it owns 90% of our outstanding stock. Management has identified the following existing factors and known uncertainties as those most likely to materially impact our current and future operations:

      o     the resolution of our obligations under the Key License;

      o Health Chem's ability to resolve its obligations under the Debentures;

      o issues relating to reliance on a single product for the majority of our revenues;

      o the difficulty we will have diversifying our product offerings given our financial condition;

      o     short- and long- term liquidity issues;

      o the need to identify and retain senior management who have experience in the pharmaceutical industry or in any business in which we may become involved in the future;

      o     the impact of competition on our business; and

      o     our dependence upon sales to two customers.

         Since 2000, sales of nitroglycerin transdermal patches by the Company have been the sole source of recurring revenue for the Company and the Group. Revenues generated from sales of this product have been sufficient to allow Transderm to retain the personnel necessary to reform its internal accounting practices and resume reporting under federal securities laws but neither the Company nor Health-Chem has posted a net profit since 1995. Accordingly, neither company has the financial resources to satisfy its respective outstanding obligations and liabilities. In order to avoid litigation for the collection of the sums due, in the case of Transderm, the royalties due under the Key License, and in the case of Health-Chem, the amount due under the Debentures, a possible outcome of which for both companies, among others, could be filings for protection from creditors under the bankruptcy laws, we will have to reach an agreement with Key and Health-Chem will have to achieve a settlement with the holders of the Debentures. These agreements will have to provide, among other critical features, sufficient latitude to permit the Company and the Group to take the steps necessary to strengthen the business, including allowing the companies to retain cash sufficient to augment product lines and retain senior management.

         As the Company has re-established product sales over the last few years, the Group has been able to forestall taking action with respect to resolving its obligations under the Key License and the Debentures. Management of Transderm recently commenced discussions with representatives of Key to develop a plan to pay the royalties due under the Key License but no substantive terms have been agreed upon as of the date hereof. Over the last several years, management of Health-Chem has been in sporadic contact with the Trustee of the Debentures which has proposed opening negotiations with respect to its satisfying obligations under these instruments, but has not set a meeting date to discuss the matter. Health-Chem has executed tolling agreements with the Trustee in each of the last two years extending the time in which the Trustee is permitted to seek legal redress for Health-Chem's default under the Debentures. The nature of the agreements with these creditors, if the companies are able to negotiate them, and the manner in which the parties will be required to satisfy their respective obligations represent a known uncertainty and will bear materially on each company's business and financial condition and likely will significantly impact their respective liquidity positions and cash resources for the foreseeable future.

         Accordingly, short - and long-term liquidity issues represent a significant challenge as we seek to balance rebuilding and restructuring our business with and paying past royalties due under the Key License. Our liquidity likely will be affected by the manner in which Health-Chem negotiates repayment of the amount due under the Debentures. Our lack of liquidity impacts our business in many ways, some of which are inexorably intertwined and affect all aspects of our operations, as more fully described below.

         Sales and revenues have increased during 2003 and 2004 as we have: successfully ramped-up our manufacturing capability which had been dormant for nearly two years; proven to purchasers that we are a reliable manufacturer of quality products which we deliver on a timely basis in conformity with contract requirements; and intensified our marketing efforts. Despite our increased sales, we remained unprofitable during the years 2003 and 2004 and operate under the constant pressure of limited available cash. We cannot be certain that we ever will achieve profitability.

         The Group's lack of liquidity and its constituent's obligations to the Debenture holders and Key currently and in the future will affect its ability to:

      o diversify operations by developing new products and reduce reliance on revenues generated from sales of a single product;

      o     obtain financing for operations;

      o engage senior management with experience in the pharmaceutical industry or any other industry in which we might become involved in the future;

      o endure business cycles resulting from general economic conditions or the effects of competition, among other things, as they occur; and

      o     take advantage of business opportunities as they may arise.

         Assuming the Group is successful in its efforts to reach favorable agreements with both Key and the holders of the Debentures, it is severely constrained by financial and personnel resources from taking the steps required to diversify its operations to reduce reliance on revenues generated solely from the sale of transdermal nitroglycerin patches. Management believes it is critical to the Company's and the Group's future to develop additional sources of revenue to offset potential adverse business developments which may impact Transderm's sales of transdermal nitroglycerin patch, which include:

      o the potential negative impact of competition, which could require us to reduce the price we charges for our product or which would result in diminished sales, either of which would reduce our revenues;

      o the introduction by others of new products, such as new drugs or delivery methods which render our nitroglycerin transdermal patches obsolete; or

      o other events or general economic conditions which result in diminished demand for our transdermal patch.

         Given our current financial and business condition, it is unlikely that we will be able to obtain outside financing from any source for any purpose, including introducing new products. We have no material assets to offer as collateral given that we sold our real property and equipment in 2004 (though we are able to carry these items on our financial statements because York Realty Leasing LLC, the entity that purchased the real property and equipment, is considered a "variable interest entity" and according to GAAP our consolidated balance sheet must include the assets and liabilities of York Realty Leasing
LLC) and the risks and uncertainties that attach to our operations would present significant impediments to locating a source of financing. Our inability to obtain outside financing, among other things:

      o     will restrict our ability to develop or add new products;

      o restrict our ability to take advantage of business opportunities as they arise; and

      o puts us at risk to period-to-period operating fluctuations resulting from general economic conditions or the effects of competition.

         The Group's efforts to diversify operations may entail developing new products that are compatible with Transderm's manufacturing and personnel capabilities or merging with or acquiring an entity that already is selling or proposes to market a product within the same general industry as our transdermal patch. In addition, we may seek to enter into research and development agreements, joint ventures and other collaborative arrangements with other companies to develop new products. Developing or otherwise acquiring a new product or entering into a new business, particularly in a highly regulated industry such as the pharmaceutical business, can be expensive, time consuming and will divert the attention of management from a company's core operations, all risks to which we would be subject if we were to pursue such an endeavor. Moreover, at this time, we do not employ the personnel we likely will need, such as a chief operating officer who has experience in the pharmaceutical industry, to attempt to add new products or otherwise diversify our operations in this area. Further, we can not be certain that we would derive any material revenues from any diversification and may suffer significant losses from any such venture. At this time, we do not have capital on-hand nor do we have access to capital to fund product development or complete an acquisition. We expect that any available cash from operations we may have in the foreseeable future will be utilized to satisfy our existing obligations.

         We have contracted with a full-service sales and marketing outsourcing company that focuses on generic and branded pharmaceutical companies to undertake the majority of the sales and marketing efforts for our transdermal nitroglycerin product. This company monitors client sales, as well as scrutinizes the competition in order to anticipate and recommend changes to our sales, marketing and promotional strategy. This company also assists in providing the industry contacts to reach all distribution channels. Two customers accounted for approximately 53% of the sales volume of our patch during 2004. Management recognizes the need to expand distribution channels to reduce our reliance on sales to a few customers and will seek to take the steps necessary to address this situation and alleviate these risks.

Results of Operations.

         Overview.

         The consolidated financial statements of the Company have been reclassified to reflect the results of operations and net assets of the diagnostic product division of the Company as discontinued operations in accordance with generally accepted accounting principles.

         The increase in net sales for the years 2004 to 2003 and 2003 to 2002 were due primarily to increased sales volumes of nitroglycerin patches from existing customers. We were able to increase sales of this product because we successfully ramped-up our manufacturing capability which had been dormant for nearly two years, proved to purchasers that we are a reliable manufacturer of quality products which we deliver on a timely basis in conformity with contract requirements and intensified marketing efforts. The higher margins from year to year reflect the benefits of economies of scale attributable to increased sales volumes of transdermal nitroglycerin patch products.

         Year ended December 31, 2004 versus December 31, 2003

         For the year ended December 31, 2004, our net sales were $9.2 million consisting solely of transdermal nitroglycerin patches. For the 2003 year, our net sales were $7.9 million, comprised solely of net sales of transdermal nitroglycerin patches. Net sales of transdermal nitroglycerin patches increased 16% during the 2004 period. This increase is due primarily to a single customer who purchased approximately 84% more transdermal nitroglycerin patches in 2004 as compared to the quantity purchased in 2003.

         Gross profit increased $1.0 million, or 54%, to $2.9 million for the twelve months ended December 31, 2004 as compared to $1.9 million for the same period in 2003. Gross profit as a percent of sales increased from 24% during 2003 to 32% during 2004. The increase in gross profit was due primarily to increased sales volumes of higher margin products.

         Selling, general and administrative expenses decreased $.2 million, or 12%, to $1.7 million for the twelve months ended December 31, 2004 as compared to $1.9 million for the same period in 2003. The decrease is due primarily to lower factor expenses.

         Research and development expenses for the twelve months ended December 31, 2004 were $414,000, essentially the same as for the 2003 period.

         Net interest expense for the twelve months ended December 31, 2004 was $1.1 million, virtually unchanged from the 2003 period.

         Product development income increased $.2 million for the twelve months ended December 31, 2004 as compared to the same period in 2003, due primarily to additional development work income associated with a contract signed in June 2004.

         Year ended December 31, 2003 versus December 31, 2002

         The financial information for the 2002 year in the discussion below is drawn from unaudited, internally prepared financial statements.

         Net sales increased $1.7 million, or 27%, to $7.9 million for the twelve months ended December 31, 2003 as compared to $6.2 million for the same period for 2002. Net sales during both years consisted solely of transdermal nitroglycerin patches. The transdermal nitroglycerin patch sales increase is due primarily to higher sales volumes to existing customers.

         Gross profit increased $.1 million, or 6%, to $1.9 million for the twelve months ended December 31, 2003 as compared to $1.8 million for the same period in 2002. Gross profit as a percent of sales was 24% for the year ended December 31, 2003 and 29% for the 2002 period. The transdermal nitroglycerin patch gross profit increased due primarily to higher sales volumes to existing customers. Lower margins reflect increased sales volumes of lower margin transdermal nitroglycerin patch products.

         Selling, general and administrative expenses increased $.3 million for the twelve months ended December 31, 2003 as compared to the corresponding period in 2002. The increase is due primarily to higher consulting, commission and factor expenses of $146,000, $144,000 and $41,000, respectively.

         Research and development expenses decreased $32,000, or 7%, for the twelve months ended December 31, 2003 as compared to the same period in 2002. The decrease is due primarily to lower depreciation expense of $70,000, partially offset by higher building operation and testing supplies expenses of $17,000 and $12,000, respectively.

         Net interest expense was essentially the same for the twelve months ended December 31, 2003 as compared to the same period in 2002. Outstanding debt during these periods was relatively constant.

         Product development income was essentially the same for the twelve months ended December 31, 2003 as compared to the same period in 2002.

Liquidity and Capital Resources.

         In addition to the discussion on our liquidity and capital resources below, we refer readers to the section titled "Factors Which We Believe Affect Our Current Operations and May Materially Impact Our Future Operations" appearing above, for additional explanation of the issues that affect our financial and operating condition.

         During 2004, we incurred a net loss applicable to common stockholders of $598,000 whereas during 2003 our net loss applicable to common stockholders was $2,130,000. Our total capital deficiency at December 31, 2004 was $30.3 million as compared to December 31, 2003, when our total capital deficiency was $29.7 million. As of December 31, 2004, we had an accumulated deficit of approximately $30.3 million. Our principal sources of liquidity have been cash provided by loans from management and cash generated by operations. Our principal uses of cash have been for working capital and research and development.

         At December 31, 2004, our available cash totaled approximately $851,000 compared to $463,000 at December 31, 2003. We have no borrowing capacity and as of December 31, 2004 we had debts and liabilities to third parties of approximately $9 million (including $4.5 million under the Key License) and to Health-Chem (which owns 90% of our outstanding shares of common stock) of approximately $28 million.

         Our working capital deficit decreased by approximately $.4 million to $21.9 million from December 31, 2003 to December 31, 2004 due principally to an increase of $2.9 million in current assets, consisting primarily of increases in cash, accounts receivable and inventory of $.4 million, $2.0 million and $.5 million, respectively, which was partially offset by an increase of $2.5 million in current liabilities, consisting primarily of increases in accounts payable, royalties payable, current portion of redeemable preferred stock, preferred stock dividends payable and other liabilities of $.4 million, $1.6 million, $1.5 million, $.6 million and $.4 million, respectively, partially offset by a decrease in the current portion of long-term debt of $2.0 million. The increase in accounts receivable resulted from an increase in sales in the month of December 2004 as compared to the month of December 2003 and also reflects the timing of customer payments. The increase in inventory reflects additional transdermal nitroglycerin product sales and the timing of raw material purchases. The royalties payable increase is due to the Company not making payments to Key. The increases in the current portion of redeemable preferred stock and preferred stock dividends payable are due to legally available funds not being available to make the required redemption and dividend payments. The other liabilities increase is due primarily to increases in accrued chargebacks and rebates. The current portion of long-term debt decrease is due primarily to replacing the majority of the current portion with long-term debt (See Note 6 of the Notes to Consolidated Financial Statements.)

         Net cash provided by operating activities of $.1 million for the twelve months ended December 31, 2004 was comparable to the same $.1 million of net cash provided by operating activities for the same period in 2003. Investing activities for the twelve months ended December 31, 2004 used cash of $279,000 as compared to the same period in 2003 which used cash of $38,000. This increase in use of cash is due to higher additions to property, plant and equipment for 2004. Financing activities for the twelve months ended December 31, 2004 provided $566,000 of cash as compared to the same period in 2003 which provided $8,000 of cash.

         As of December 31, 2004, we owed an aggregate of $4.5 million to Key under the Key License. Management has entered into discussions with Key to resolve the outstanding royalties but the parties have not achieved a resolution, if one is reached at all. Any failure to enter into an agreement to satisfy our obligations under the Key License would have a material adverse effect on the financial condition and operations of the Company.

         Expenditures in 2005 such as capital expenditures, research and development costs and other operating expenses have been financed by cash generated from operating activities of continuing operations. The Company anticipates that it will not require any material capital expenditures for property, plant or equipment in 2006. At December 31, 2005, the Company estimates that it had expended approximately $100,000 for capital expenditures for property, plant and equipment in 2005.

         Given our current financial condition and outstanding obligations, we are uncertain as to our future sources of cash as we expect to encounter difficulty accessing capital markets or obtaining financing from traditional lenders. We expect that our liquidity position and ability to obtain cash from outside sources will be materially impacted by the terms of the agreements we may enter into with the holders of the Debentures and Key and the other factors enumerated above under the heading "Factors which Affect or May Impact Our Current and Future Operations."

Contractual Obligations.

         The following table summarizes our contractual obligations at December 31, 2004 (in thousands):


                                   Payments due by Period (in thousands)
                                   -------------------------------------------------------------
                                                Less than       1-3          3-5       More than
                                     Total        1 Year       Years        Years       5 Years
                                   ----------   ----------   ----------   ----------   ----------

Amount due to Health-Chem          $    8,342                                          $    8,342
under Corporate Services
Agreement (1)

Note Payable to                         7,000   $    7,000
Subsidiary of Health-Chem (2)

Amount due to holder                   12,949       12,949
of preferred stock (3)

Royalties owed to Key (4)               4,522        4,522

Sale/Leaseback                          3,186          212   $      425   $      425        2,124
(Operating Lease) (5)

Long-term Debt (6)                        167                                                 167
                                   ----------   ----------   ----------   ----------   ----------
                  Total            $   36,166   $   24,683   $      425   $      592   $   10,466


(1) Represents the amount due by the Company to Health-Chem under the Group's cash management practices, wherein the Company borrows all of its cash requirements from Health-Chem and advances all excess cash to Health-Chem. Interest on the balance is calculated based upon the average outstanding intercompany balance and interest rate on Health-Chem's debt. The average interest rate charged was 11.34% during both 2004 and 2003.

(2) Represents the amount due, including accrued interest, on a 9% Subordinated Promissory Note issued by Hercon to Health-Chem on August 31, 1995 in payment of outstanding borrowings under the Group's cash management practices. The Company is required to make semi-annual interest payments on this promissory note in each March and September. The Note was originally due in March 1999 and was extended by the Board of Health-Chem to March, 2002. The Company currently is in default on its obligation to repay amount due under this promissory note.

(3) Represents the amount required to (i) redeem 1,000,000 shares of the Company's redeemable preferred stock, $10.00 par value, originally issued by the Company to Herculite Products, Inc., a wholly-owned subsidiary of Health-Chem, on August 31, 1995 in payment for the manufacturing facility in which the Company's operations are conducted and (ii) to pay the aggregate of the accrued annual preferred dividends of $.70 payable in each year during which the preferred stock is outstanding. The preferred stock provided for an annual sinking fund payment of $1,000,000 in each of the years 1998 through 2004 and a final redemption payment of $1,500,000 due in March 2005. The Company has not made any dividend payments since 1998 and did not redeem the preferred stock as required in March 2005. The preferred stock accrues annual dividends of $595,000. The $12,949,000 consists of $8,500,000 required to redeem the preferred stock and $4,449,000 of accrued dividends.

(4) Royalties consist of the amount due to Key for royalties under the Key License. We are uncertain as to what arrangements we can make for the payment of these royalties. Because the Key License provides for payments based upon products sold, we have excluded future royalty payments from the above table.

(5) The sale/leaseback (operating lease) consists solely of the December 2004 sale/leaseback agreement with York Realty Leasing LLC, the terms of which are described in Item 12, below.

(6) Other long-term debt consists of a $167,000 note related to the purchase of certain fixed assets. The purchase of these fixed assets was pursuant to a development, manufacturing and supply agreement that the Company entered into with a client company. Payment terms of the note are contingent upon certain performance criteria under the agreement. One such performance criteria applicable to the client company may result in the note being forgiven. We estimate the earliest that the note may need to be repaid is in 2008.

Liquidity and Operations Going Forward.

         The Company intends to continue its efforts to complete the necessary steps in order to meet its future cash flow requirements and to continue its pursuit of new products and contract manufacturing opportunities. Management's plans in this regard include, but are not limited to, the following:

      o continue with preliminary negotiations with Key with respect to devising a plan to pay the royalties due under the Key License and possibly negotiate a new license agreement;

      o continue with existing projects whereby the Company is developing other transdermal products for client companies and where the Company will be the contract manufacturer of these products, if FDA approval is obtained;

      o form business alliances with other pharmaceutical companies in connection with the development and/or manufacture of new products;

      o raise additional working capital through borrowing or by issuing equity; and

      o     evaluate new directions for the Company's operations.

         Management believes that actions presently being taken will need to be further realigned or otherwise amended so that the Company will be in a position to generate sufficient revenues to provide positive cash flows from operations and meet its obligations as they become due. However, there can be no assurance that this will occur.

Off-Balance Sheet Arrangements.

         We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies.

         Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be "critical accounting policies." Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The Company has identified revenue recognition and legal matters as its critical accounting policies.

Revenue Recognition.

         Revenue is recognized for product sales upon shipment when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net revenues and within other current liabilities. Other current liabilities include $1,267,000 and $824,000 at December 31, 2004 and 2003, respectively, for certain rebates and other adjustments that are paid to customers.

         Provisions for estimated discounts, rebates, promotional and other credits are estimated based on historical payment experience, historical relationship to revenues and contract terms. Such provisions are determinable due to the limited number of assumptions and consistency of historical experience. Others, such as price adjustments, returns and chargebacks, require management to make more subjective judgments and evaluate current market conditions. These provisions are discussed in further detail below.

         Price Adjustments -- Price adjustments, which include shelf stock adjustments, are credits issued to reflect decreases in the selling prices of our products. Shelf stock adjustments are based upon the amount of product that our customers have remaining in their inventories at the time of the price reduction. Decreases in our selling prices are discretionary decisions made by us to reflect market conditions. Amounts recorded for estimated price adjustments are based upon specified terms with direct customers, and in the case of shelf stock adjustments, estimates of inventory held by the customer.

         Returns -- Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Our estimate of the provision for returns is based upon our historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which our customers may return product. This period is known by us based on the shelf lives of our products at the time of shipment.

         Chargebacks -- The provision for chargebacks is the most significant estimate used in the recognition of revenue. The Company markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. The Company also markets products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as "indirect customers." The Company enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler whom they actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers which establish contract pricing for certain products which the wholesalers provide. Under either arrangement, the Company will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler's invoice price. Such credit is called a chargeback, while the difference between the contracted price and the wholesaler's invoice price is referred to as the chargeback rate. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers. Additionally, internal estimates are prepared based upon historical buying patterns and estimated end user demand. Such information allows us to estimate the potential chargeback that we may ultimately owe to our customers given the quantity of inventory on hand. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available.

Legal Matters.

         The Company is not involved in any legal proceedings. However, Health-Chem is involved in one legal matter that, if a significant adverse outcome results, may have an impact on the Company

Recent Accounting Pronouncements.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46(R)"). FIN 46(R) addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. FIN 46(R) focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and non-controlling interests at fair value and subsequently account for the variable interest as if it were consolidated based on majority voting interest. As a result of FIN 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC, which is a related party.

         In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 also requires that allocation of fixed production overhead costs be based on normal production activity. The provisions of SFAS 151 are effective for inventory costs incurred beginning in January 2006, with adoption permitted for inventory costs incurred beginning in January 2005. Adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

         In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Management is currently assessing the impact that adoption of this Statement will have on the Company's Consolidated Financial Statements.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. SFAS 154 also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

Inflation.

         We believe that our results of operations are not dependent upon moderate changes in inflation rates.

ITEM 7.  FINANCIAL STATEMENTS

         Transderm submits with this report the financial statements and related information listed in the Index to Consolidated Financial Statements on page F-1 following this report's signature page.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

         On February 4, 2005, we retained the services of Demetrius & Company, L.L.C. to serve as our independent accountant to audit our financial statements. We had not retained an independent auditor since 2000. The engagement of Demetrius & Company was approved by our Board of Directors.

         Prior to its engagement, we had not consulted with Demetrius & Company, L.L.C. regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that would be rendered on our financial statements. Moreover, we did not seek, and Demetrius & Company, L.L.C. did not furnish, written or oral advice on any matter that we considered an important factor in reaching a decision as to an accounting, auditing or financial reporting issue.

         Demetrius & Company's offices are located at Wayne Interchange Plaza II, 155 Route 46, Wayne, New Jersey 07470.

ITEM 8A.  CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the periods covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers.

         The following table sets forth certain information about our directors and executive officers as of January 5, 2007:


                                                                                                Year First
                                                                                                Became
Name                            Age             Position                                        a Director
------------------------------- --------------- ----------------------------------------------- ---------------------
Andy E. Yurowitz                71              Chairman of the Board, President,               2000
                                                Chief Executive Officer and Director
------------------------------- --------------- ----------------------------------------------- ---------------------
Ronald J. Burghauser            46              Chief Financial Officer, Treasurer
                                                and Secretary
------------------------------- --------------- ----------------------------------------------- ---------------------
Andrew J. Levinson              57              Director                                        2000
------------------------------- --------------- ----------------------------------------------- ---------------------
Manfred Mayerfeld               75              Director                                        2000
------------------------------- --------------- ----------------------------------------------- ---------------------


         The Company's directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. The Company's officers serve at the pleasure of the Board of Directors.

         Set forth below is biographical information concerning our directors and executive officers for at least the past five years. All of the following persons who are executive officers are also full-time employees.

         Andy E. Yurowitz has served as Chairman of the Board of Directors, President, Chief Executive Officer of Transderm since February 2000. Mr. Yurowitz has also served as Chairman of the Board of Directors, President, Chief Executive Officer of Health-Chem and all of the Group's subsidiaries since February 2000.

         Ronald J. Burghauser, a certified public accountant, has served as Chief Financial Officer, Treasurer and Secretary of the Company since November 2003. From May 2002 through October 2003, Mr. Burghauser was Controller of the Company. From April 1999 through September 2001, Mr. Burghauser was Chief Financial Officer for Oakworks, Inc., a manufacturer of therapeutic equipment. Mr. Burghauser serves as the chief financial officer, treasurer and secretary of each of the Group's subsidiaries, positions which he has held since November 2003.

         Andrew J. Levinson has been a practicing attorney for more than twenty-nine years. From September 2002 to the present, Mr. Levinson has been counsel to Greenberg & Kahr in New York City. Previously he was a partner in Phillips Nizer, LLP from March 2001 to August 2002. Mr. Levinson serves as a member of the Board of Transderm and each of the Group's subsidiaries, positions which he has held since February 2000. Mr. Levinson has also served on the Board of Directors of Health-Chem and all of the Group's subsidiaries since February 2000.

         Manfred Mayerfeld retired from teaching in 1991. Since then he has been active in real estate investing and property management. Mr. Mayerfeld serves as a member of the Board of Transderm and each of the Group's subsidiaries, positions which he has held since February 2000. Mr. Mayerfeld has also served on the Board of Directors of Health-Chem and all of the Group's subsidiaries since February 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the year ended December 31, 2004, none of the reports required to be filed were filed on a timely basis. Management advises that it will endeavor to cause its officers and directors to file all required Section 16(a) reports within thirty days of the date hereof.

Code of Ethics

         Our Board of Directors has adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and to the other senior management and senior financial staff of our company. Our Code of Ethics complies with the requirements imposed by the Sarbanes-Oxley Act of 2002 and the rules and regulations issued thereunder for codes of ethics applicable to such officers. Our Board of Directors has reviewed and will continue to evaluate its role and responsibilities with respect to the new legislative and other requirements of the SEC. Interested persons can obtain a copy of our Code of Ethics, without charge and upon request, by writing to the Company's Secretary at: Transderm Laboratories Corporation, 101 Sinking Springs Lane, Emigsville, PA 17318.

ITEM 10.  EXECUTIVE COMPENSATION

Directors' Compensation

         The Company does not compensate its employee directors for services rendered as directors. The Company reimburses non-employee directors for travel and related expenses for attending board meetings. Effective January 1, 2006, non-employee directors receive $1,250 per month, an additional fee of $1,000 for each board meeting attended in person, $500 for each board meeting attended telephonically and $500 for each committee meeting attended that is independently scheduled. During the period January 2000 through December 2005, non-employee directors received no fees.

Executive Compensation

         The following Summary Compensation Table sets forth certain information concerning the annual and long-term compensation of the person serving as the Company's chief executive officer and each other executive officer who received annual compensation in excess of $100,000 during the last two fiscal years (collectively, the "Named Executives").


                                                     SUMMARY COMPENSATION TABLE
                          -----------------------------------------------------------------------------------------------
                                                                            Long Term Compensation
                                                                   ----------------------------------------
                                Annual Compensation                Awards                       Payouts
                                --------------------------------   -------------------------    -----------
                                                                   Restricted    Securities
                                                    Other Annual   Stock         Underlying                  All Other
Name and                        Salary     Bonus    Compensation   Award(s)      Options/SARs   LTIP         Compensation
Principle Position        Year  ($)        ($)      ($)            ($)           (#)            Payouts ($)  ($)(2)
------------------        ----  --------   ------   ------------   ----------    ------------   -----------  ------------
Andy Yurowitz,
President, Chief          2004  $145,974
Executive Officer
and Chairman              2003  $142,100

Ronald J. Burghauser,
Chief  Financial
Officer, Secretary and
Treasurer                 2004  $117,036   $4,600                                                            $      1,583

Kenneth Brody,
Former Chief
Financial Officer (1)     2003  $116,000                                                                     $      1,746

Donald E. Kauffman,       2004  $112,800                                                                     $      1,613
Former Vice President     2003  $128,558                                                                     $      1,868

Richard L. Bulwicz,
Manager - Quality
Operations                2004  $ 97,575   $3,900                                                            $      1,412


(1) Mr. Brody resigned as our Chief Financial Officer in November 2003 and was replaced by Mr. Burghauser in the same month.
(2) Consists of the Company matching contributions under our 401(K) plan and the term cost value of all excess group life insurance policies on behalf of the Named Executives.

Option Grants.

         In April 1996, Transderm adopted the 1996 Performance Equity Plan (the "Plan") which was designed to attract and retain qualified employees. Under the Plan, Transderm was authorized to grant stock options or stock related incentive awards of up to an aggregate of 2,000,000 shares of common stock. The Plan had a term of ten years and expired in April 2006. Transderm had not granted any options under the Plan nor were any options were exercised during the period 1999 through 2004. At December 31, 2004, there were no options to purchase common stock outstanding under the Plan.

         As of the date hereof, there are no options to purchase shares of common stock outstanding, whether granted under the Plan or otherwise.

Aggregated Option Exercises 1999-2004 and Fiscal Year End Option Values as of December 31, 2004

         None of the executives named in the table included under the heading "Executive Officers and Directors" owned any options to purchase shares of common stock during the period 1999 through 2004.

Equity Compensation Plan Information.

         Not applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
           -----------------------------------------------------

         The following table sets forth information, as of January 5, 2007 with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of our officers and directors, and by all of our officers and directors as a group.

         For the purpose of this table, the beneficial ownership of a person includes shares as to which that person has sole or shared voting or investment power as well as shares that the person has the right to acquire within 60 days (such as upon conversion of convertible securities or exercise of warrants or options) as of January 5, 2007. For the purpose of calculating the ownership percentages for each person listed, we have considered to be outstanding both the total number shares actually outstanding on January 5, 2007 and the total number of shares that various people then had the right to acquire within 60 days of said date.


     Name and Address                         Number of Shares                      Percent
     of Beneficial Owner (1)                  Beneficially Owned (2)                of Class (3)
     ---------------------------------------- ------------------------------------- ---------------------------
     Andy E. Yurowitz                                     227,350 (4)                          *

     ---------------------------------------- ------------------------------------- ---------------------------
     Manfred Mayerfeld                                          0                             --

     ---------------------------------------- ------------------------------------- ---------------------------
     Andrew J. Levinson                                         0                             --

     ---------------------------------------- ------------------------------------- ---------------------------
     Ronald J. Burghauser                                     424 (4)                          *

     ---------------------------------------- ------------------------------------- ---------------------------
     Laura G. Speiser (5)                               2,520,362                           6.30%

     ---------------------------------------- ------------------------------------- ---------------------------
     All directors and  executive
     officers as a group (4 persons)                      227,774                              *
     ---------------------------------------- ------------------------------------- ---------------------------


*     Indicates ownership of less than one percent (1%) of class.
(1) Address is c/o Transderm Laboratories Corporation, 101 Sinking Springs Lane, Emigsville, PA 17318.
(2) The information concerning security holders is based upon information furnished to the Company by such security holder. Except as otherwise indicated, all of the shares are owned of record and beneficially and the persons identified have sole voting and dispositive power with respect thereto.
(3) Based upon 40,000,000 shares of common stock outstanding on January 5, 2007.
(4)   Voting and/or dispositive power is shared with another individual.
(5) Includes 188,475 shares of common stock owned by Lauralei Investors, Inc. ("Lauralei"), of which Laura G. Speiser is the sole stockholder. The Company was made aware of Ms. Speiser's demise in May 2006 and has been unable to ascertain the current owner of these shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 2004, Transderm sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. Concurrent with the sale, Transderm entered into a 15-year lease for the property expiring in December 2019, which can be extended by the Company for an additional five years. The agreement provides for a Company repurchase option at a price of $1,995,000. The annual lease cost during the initial 15 year term is $212,400. In December 2002, Transderm had received an appraisal for the real property, including the structures and appurtenances, by Weinstein Realty Advisors, an independent real estate agent located in York, Pennsylvania, which appraised the market value of the real property and structures at $1,850,000. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,500 Second Mortgage (the "Second Mortgage"). Mr. Andy E. Yurowitz, the Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors of each of Transderm and Health-Chem, is a 50% owner of York Realty Leasing LLC. Transderm entered into the sale/leaseback arrangement with York Realty Leasing LLC because it required cash and was unable to obtain a loan or any other financing from an unaffiliated party on any basis.

         Since 1999, Andy Yurowitz, the Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors of each of Transderm and Health-Chem, either has loaned funds or furnished the Transderm and Health-Chem with cash for the purposes and on the terms described below:

      o During 2001 and 2002, Mr. Yurowitz loaned Transderm an aggregate of $107,500 which was secured by the Second Mortgage on Transderm's real property and manufacturing equipment located at its facilities in Emigsville, Pennsylvania. This loan accrued interest at the rate of 12.5% per annum. Transderm repaid the principal amount of this loan in December 2004 along with accrued interest of $41,526. As described below, certain other directors and officers participated in the loan to Transderm which was secured by the Second Mortgage. In connection with this loan, Transderm received an opinion dated August 15, 2001 from its financial advisor, KSH Investment Group Inc. ("KSH"), that the transaction was fair to Transderm from a financial point of view. KSH also opined that at that time Transderm common stock had little or no value.

      o During 2000 and 2001, Mr. Yurowitz provided the Group with an aggregate of $167,500 at various times and for various purposes including working capital, to pay creditors and to meet payroll. These loans accrued interest at the rate of 18% per annum, the amount charged by credit card companies for corporate expenses Mr. Yurowitz charged to his credit cards. Health-Chem repaid the principal amount of the loans during 2001 and 2003 along with aggregate interest of $77,781. In addition to receiving interest on these loans, Health-Chem granted to Mr. Yurowitz five-year options to purchase up to 837,500 shares of the Company's common stock (five options for each dollar loaned) at an exercise price of $0.10 which expire in April 2007.

      o In 1999, Mr. Yurowitz expended $60,000 in connection with a successful proxy contest brought against Health-Chem in 1999 by a group led by him. Health-Chem repaid the principal amount of this loan during 2001 and 2003 with interest of $31,770 (equal to 18% per annum).

         Since 1999, Manfred Mayerfeld, a member of the Board of Directors of each of Transderm and Health-Chem, either has loaned funds or furnished Transderm and Health-Chem with cash for the purposes and on the terms described below:

      o During 2001, Mr. Mayerfeld loaned Transderm an aggregate of $50,000 which was secured by the Second Mortgage on Transderm's real property and manufacturing equipment located at its facilities in Emigsville, Pennsylvania. This loan accrued interest at the rate of 12.5% per annum. Transderm repaid the principal amount of this loan in December 2004 along with accrued interest of $21,174 in January 2005.

      o During 2000 and 2001, Mr. Mayerfeld provided Health-Chem with an aggregate of $191,600 at various times and for various purposes including working capital, to pay creditors and to meet payroll. These loans accrued interest at the rate of 18% per annum. Health-Chem repaid the principal amount of the loans during 2001 and 2003 along with aggregate interest of $91,783 during 2004. In addition to receiving interest on these loans, Health-Chem granted to Mr. Mayerfeld five-year options to purchase up to 958,000 shares of the Company's common stock (five options for each dollar loaned) at an exercise price of $0.10 which expire in April 2007.

      o In 1999, Mr. Mayerfeld expended $40,000 in connection with a successful proxy contest brought against Health-Chem in 1999 by a group led by Mr. Yurowitz. Health-Chem repaid the principal amount of this loan during 2004 with interest of $25,700 (equal to 18% per annum).

         During 2001, Andrew Levinson, a member of the Board of Directors of each of Transderm and Health-Chem, loaned Transderm $25,000 (before deducting the sum of $2,846 which was owed to him in connection with funds he advanced on Transderm's behalf in connection with the lease of an automobile by Transderm) which it utilized for various corporate purposes and which was secured by the Second Mortgage on Transderm's real property and manufacturing equipment located at its facilities in Emigsville, Pennsylvania. This loan accrued interest at the rate of 12.5% per annum. Transderm repaid the principal amount of this loan in December 2004 along with accrued interest of $10,818 in January 2005.

         Since 1999, Ken Brody, a former officer of Transderm and Health-Chem, either had loaned funds or furnished Transderm with cash for the purposes and on the terms described below:

      o During 2001 and 2002, Mr. Brody loaned Transderm an aggregate of $60,000 which was secured by the Second Mortgage on Transderm's real property and manufacturing equipment located at its facilities in Emigsville, Pennsylvania. This loan accrued interest at the rate of 12.5% per annum. Transderm repaid the principal amount of this loan in December 2004 along with accrued interest of $22,803.

      o During 2001 and 2002, Mr. Brody provided Health-Chem with an aggregate of $40,135 at various times and for various purposes including working capital, to pay creditors and to meet payroll. A number of the loans were repaid without interest. A loan for $10,000 accrued interest at the rate of 18% per annum. Health-Chem repaid the principal amount of this loan during 2002 along with aggregate interest of $2,670. In addition to receiving interest on the $10,000 loan, Health-Chem granted to Mr. Brody five-year options to purchase up to 50,000 shares of Health-Chem's common stock (five options for each dollar loaned) at an exercise price of $0.10 which expire in April 2007.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


Exhibit
No.          Exhibit Description                                               Location Reference
------------ ----------------------------------------------------------------- ---------------------------------------
2            Plan of Reorganization and Asset Exchange Agreement dated as of   Filed as Exhibit 2 to Transderm's
             June 30, 1995, by and among Health-Chem Corporation,              Registration Statement on Form S-1
             ("Health-Chem") Herculite Products, Inc. ("HPI") and Transderm    No. 33-95080 filed with the
             Laboratories Corporation ("Transderm").                           Commission on July 28, 1995
                                                                               ("Registration Statement") and
                                                                               incorporated herein by reference.
------------ ----------------------------------------------------------------- ---------------------------------------

3.1          Restated Certificate of Incorporation dated April 27, 1995.       Filed as Exhibit 3.1 to the
                                                                               Registration Statement and
                                                                               incorporated herein by reference.
------------ ----------------------------------------------------------------- ---------------------------------------

3.2          Amendment to Restated Certificate of Incorporation dated July     Filed as Exhibit 3.2 to the
             13, 1995,                                                         Registration Statement and
                                                                               incorporated herein by reference.
------------ ----------------------------------------------------------------- ---------------------------------------

3.3          By-Laws.                                                          Filed as Exhibit 3.3 to the
                                                                               Registration Statement and
                                                                               incorporated herein by reference.
------------ ----------------------------------------------------------------- ---------------------------------------

10.1         Asset Acquisition Agreement dated April 28, 1995 between Hercon   Filed as Exhibit 10.7 to the
             Environmental Corporation ("HEC") and Hercon Laboratories         Registration Statement and
             Corporation ("HLC").                                              incorporated herein by reference.
------------ ----------------------------------------------------------------- ---------------------------------------

10.2         $7,000,000 principal amount Subordinated Promissory Note of HLC.  Filed as Exhibit 10.8 to Amendment
                                                                               No. 1 and incorporated herein
                                                                               by reference.
------------ ----------------------------------------------------------------- ---------------------------------------

10.3         Corporate Services Agreement between Health-Chem and Transderm,   Filed as Exhibit 10.9 to Amendment
             dated as of August 31, 1995.                                      No. 1 to the Registration Statement
                                                                               ("Amendment No. 1") and incorporated
                                                                               herein by reference.
------------ ----------------------------------------------------------------- ---------------------------------------

10.4         Tax Sharing Agreement between Health Chem and Transderm, dated    Filed as Exhibit 10.10 to Amendment
             as of August 31, 1995                                             No. 1 and incorporated herein by
                                                                               reference.
------------ ----------------------------------------------------------------- ---------------------------------------



10.5         Second Modification Agreement dated as of October 11, 1995 by     Incorporated herein by reference to
             and among Health0Chem, HLC, HPI, Pacific Combining Corporation    Exhibit 10.5 to the Registrant's
             ("PCC"), HEC and Transderm.                                       Quarterly Report for the Quarter
                                                                               ended September 30, 1995.
------------ ----------------------------------------------------------------- ---------------------------------------

10.6         Revolving Credit, Term Loan and Security Agreement dated as of    Filed as Exhibit 1 to Health0Chem's
             January 9, 1997 by and between HCH, HPI, HEC, PCC, HLC and        Current Report on Form 8-K filed with
             Transderm and IBJ Schroder Bank & Trust Company,                  the Commission on January 22, 1997
                                                                               and incorporated herein by reference.
------------ ----------------------------------------------------------------- ---------------------------------------

10.7         First Amendment to Revolving Credit, Term Loan and Security       Filed as Exhibit 10.18(b) to
             Agreement dated as of January 21, 1998 by and between HCH,        Health0Chem's Report on Form 10-K for
             HPI, HEC, PCC, HLC and Transderm and IBJ Schroder Business        the year ended December 31, 1997 and
             Credit Corporation.                                               incorporated herein by reference.
------------ ----------------------------------------------------------------- ---------------------------------------

10.8         Second Amendment to Revolving Credit, Term Loan and Security      Filed as the only exhibit to
             Agreement dated as of July 31, 1998 by and between HCH, HPI,      Health0Chem's Report on Form 10-Q for
             HEC, PCC, HLC and Transderm and IBJ Schroder Business Credit      the quarter ended September 30, 1998
             Corporation.                                                      and incorporated herein by reference.
------------ ----------------------------------------------------------------- ---------------------------------------

10.9         Waiver and Third Amendment to Revolving Credit, Term Loan and     Filed as Exhibit 10.18(d) to
             Security Agreement dated as of January 11, 1999 by and between    Health0Chem's Report on Form 10-K for
             Health0Chem, HPI, HEC, PCC, HLC and Transderm and IBJ Whitehall   the year ended December 31, 1998 and
             Business Credit Corporation.                                      incorporated herein by reference.
------------ ----------------------------------------------------------------- ---------------------------------------

10.10        Consent and Fourth Amendment to Revolving Credit, Term Loan and   Filed as Exhibit 10.18(e) to
             Security Agreement dated as of March 24, 1999 by and between      Health0Chem's Report on Form 10-K for
             HCH, HPI, HEC, PCC, HLC and Transderm and IBJ Whitehall           the year ended December 31, 1998 and
             Business Credit Corporation.                                      incorporated herein by reference.
------------ ----------------------------------------------------------------- ---------------------------------------

10.11        Amendment and Forbearance Agreements to Revolving Credit, Term    Filed as Exhibit 10.18 (f) to
             Loan and Security Agreement dated as of April 14, 1999, May 14,   Health0Chem's Report on Form 10-K for
             1999, June 21, 1999, July 15, 1999 and August 15, 1999 by and     the year ended December 31, 1998 and
             between Health0Chem, HPI, HEI, PCC, HLC and Transderm and IBJ     incorporated herein by reference.
             Whitehall Business Credit Corporation.
------------ ----------------------------------------------------------------- ---------------------------------------




10.12        Asset Purchase Agreement dated as of July 20, 1999 by and among   Incorporated herein by reference to
             HPI, HEC and Aberdeen Road Company.                               Exhibit 2.1 to Health0Chem's Current
                                                                               Report on Form 8-K dated September 2,
                                                                               1999.
------------ ----------------------------------------------------------------- ---------------------------------------

10.13        License Agreement dated March 13, 2000 between HLC and Key        Incorporated herein by reference to
             Pharmaceuticals, Inc.                                             Exhibit 10.18 to Health0Chem's Annual
                                                                               Report on Form 10-KSB for the year ended
                                                                               December 31, 2004 as filed with the SEC
                                                                               on July 31, 2006 (the "HC 2004 10-KSB").
------------ ----------------------------------------------------------------- ---------------------------------------

10.14        Mortgage and Security Agreement dated May 23, 2000 between        Incorporated herein by reference to
             Transderm and Mercury Capital Corp.                               Exhibit 10.19 to the HC 2004 10-KSB.
------------ ----------------------------------------------------------------- ---------------------------------------

10.15        Mortgage Note dated May 23, 2000 made by Transderm in favor of    Incorporated herein by reference to
             Mercury Capital Corp.                                             Exhibit 10.20 to the HC 2004 10-KSB.
------------ ----------------------------------------------------------------- ---------------------------------------

10.16        Guaranty of Transderm in favor of Mercury Capital Corp. dated     Incorporated herein by reference to
             May 23, 2000.                                                     Exhibit 10.21 to HC 2004 10-KSB.
------------ ----------------------------------------------------------------- ---------------------------------------

10.17        Assignment of Leases and Rents from Transderm to Mercury          Incorporated herein by reference to
             Capital Corp. dated May 23, 2000.                                 Exhibit 10.22 to the HC 2004 10-KSB.
------------ ----------------------------------------------------------------- ---------------------------------------

10.18        Mortgage Modification Agreement dated June 30, 2000 between       Incorporated herein by reference to
             Transderm and Mercury Capital Corp.                               Exhibit 10.23 to the HC 2004 10-KSB.
------------ ----------------------------------------------------------------- ---------------------------------------

10.19        Mortgage Modification Agreement dated July 10, 2000 between       Incorporated herein by reference to
             Transderm and Mercury Capital Corp.                               Exhibit 10.24 to the HC 2004 10-KSB.
------------ ----------------------------------------------------------------- ---------------------------------------

10.20        Assignment of Leases and Rents from Transderm to Mercury          Incorporated herein by reference to
             Capital Corp. dated July 13, 2000.                                Exhibit 10.25 to the HC 2004 10-KSB.
------------ ----------------------------------------------------------------- ---------------------------------------

10.21        Guaranty of Transderm in favor of Mercury Capital Corp. dated     Incorporated herein by reference to
             July 13, 2000.                                                    Exhibit 10.26 to the HC 2004 10-KSB.
------------ ----------------------------------------------------------------- ---------------------------------------




10.22        Sales Representative Agreement dated July 25, 2000 between HLC    Incorporated herein by reference to
             and Granard Pharmaceutical, LLP.                                  Exhibit 10.27 to the HC 2004 10-KSB.
------------ ----------------------------------------------------------------- ---------------------------------------

10.23        Product Purchase Agreement dated February 28, 2001 between HLC    Incorporated herein by reference to
             and Ranbaxy Pharmaceuticals Inc. (portions of this Exhibit        Exhibit 10.28 to the HC 2004 10-KSB.
             have  been omitted pursuant to a request for confidential
             treatment and have been filed separately with the Commission).
------------ ----------------------------------------------------------------- ---------------------------------------

10.24        Development Assistance Agreement dated February 28, 2001          Incorporated herein by reference to
             between HLC and Ranbaxy Pharmaceuticals Inc. (portions of         Exhibit 10.29 to the HC 2004 10-KSB.
             this Exhibit have been omitted pursuant to a request for
             confidential treatment and have been filed separately with the
             Commission).
------------ ----------------------------------------------------------------- ---------------------------------------

10.25        Finished Goods Supply Agreement dated February 28, 2001 between   Incorporated herein by reference to
             HLC and Ranbaxy Pharmaceuticals Inc. (portions of this Exhibit    Exhibit 10.30 to the HC 2004 10-KSB.
             have been omitted pursuant to a request for confidential
             treatment and have been filed separately with the Commission).
------------ ----------------------------------------------------------------- ---------------------------------------

10.26        Amendment No. 1 to Sales Representative Agreement between HLC     Incorporated herein by reference to
             and Granard Pharmaceutical, LLP dated July 24, 2001.              Exhibit 10.31 to the HC 2004 10-KSB.
------------ ----------------------------------------------------------------- ---------------------------------------

10.27        Mortgage Note in the principal amount of $367,500 dated August    Incorporated herein by reference to
             7, 2001 among Transderm and certain creditors, including          Exhibit 10.32 to the HC 2004 10-KSB.
             affiliates of Transderm.
------------ ----------------------------------------------------------------- ---------------------------------------

10.28        Agreement dated May 22, 2002 among Zackfoot Investments, LLC,     Incorporated herein by reference to
             the holders of the Mortgage Note dated August 7, 2001 and         Exhibit 10.34 to the HC 2004 10-KSB.
             Transderm.
------------ ----------------------------------------------------------------- ---------------------------------------

10.29        Promissory Note in the principal amount of $164,692.50 dated      Incorporated herein by reference to
             May 22, 2002 among Transderm and Zackfoot Investments, LLC and    Exhibit 10.35 to the HC 2004 10-KSB.
             certain other lenders to Transderm.
------------ ----------------------------------------------------------------- ---------------------------------------

10.30        Mortgage Note in the principal amount of $150,000 dated June      Incorporated herein by reference to
             22, 2002 made by Transderm Laboratories Corporation in favor of   Exhibit 10.36 to the HC 2004 10-KSB.
             Albert David.
------------ ----------------------------------------------------------------- ---------------------------------------




 10.31       Outline of Agreement between the Registrant and Jack Aronowitz,   Incorporated herein by reference to
             Leon Services LLC and Health0Chem Diagnostics, LLC, effective     Exhibit 10.37 to the HC 2004 10-KSB.
             October 31, 2003
------------ ----------------------------------------------------------------- ---------------------------------------

10.32        Development, Manufacturing and Supply Agreement dated June 10,    Incorporated herein by reference to
             2004 between Hercon Laboratories Corporation and Ranbaxy          Exhibit 10.38 to the HC 2004 10-KSB.
             Pharmaceuticals Inc. (portions of this Exhibit have been
             omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
------------ ----------------------------------------------------------------- ---------------------------------------

10.33        Deed dated December 7, 2004 selling and transferring ownership    Incorporated herein by reference to
             of the land and building owned by Transderm Laboratories          Exhibit 10.39 to the HC 2004 10-KSB.
             Corporation to York Realty Leasing LLC.
------------ ----------------------------------------------------------------- ---------------------------------------

10.34        Warranty Bill of Sale dated December 7, 2004 selling and          Incorporated herein by reference to
             transferring ownership of machinery and equipment owned by        Exhibit 10.40 to the HC 2004 10-KSB.
             Hercon Laboratories Corporation to York Realty Leasing LLC.
------------ ----------------------------------------------------------------- ---------------------------------------

10.35        Commercial Lease Agreement dated December 7, 2004 by              Incorporated herein by reference to
             and between York Realty Leasing LLC and Transderm.                Exhibit 10.41 to the HC 2004 10-KSB.
------------ ----------------------------------------------------------------- ---------------------------------------

10.36        Development, Manufacturing and Supply Agreement dated April 28,   Incorporated herein by reference to
             2006 between HLC and Cure Therapeutics, Inc. (portions of this    Exhibit 10.42 to the HC 2004 10-KSB.
             Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
------------ ----------------------------------------------------------------- ---------------------------------------

14           Code of Ethics.                                                   Filed herewith.
------------ ----------------------------------------------------------------- ---------------------------------------

21           Subsidiaries of the Registrant.                                   Filed herewith.
------------ ----------------------------------------------------------------- ---------------------------------------

31.1         Certification of Chief Executive Officer pursuant to Rule         Filed herewith.
             13a014(a) or Rule 15d014(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
------------ ----------------------------------------------------------------- ---------------------------------------

31.2         Certification of Chief Financial Officer pursuant to Rule         Filed herewith.
             13a014(a) or Rule 15d014(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
------------ ----------------------------------------------------------------- ---------------------------------------

32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.    Filed herewith.
             Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.
------------ ----------------------------------------------------------------- ---------------------------------------

32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C.    Filed herewith.
             Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.
------------ ----------------------------------------------------------------- ---------------------------------------


(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 2004 the Company did not file any reports on Form 8-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Demetrius & Company, L.L.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 were $61,156.

Audit-Related Fees

There were no fees billed by Demetrius & Company, L.L.C. for audit0related services for the fiscal years ended December 31, 2003 or 2004.

Tax Fees

There were no fees billed by Demetrius & Company, L.L.C. for tax services during the fiscal years ended December 31, 2003 or 2004.

All Other Fees

There were no fees billed by Demetrius & Company, L.L.C. for any other professional services during the fiscal years ended December 31, 2003 or 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       TRANSDERM LABORATORIES CORPORATION


Name and Capacity                                                Date
---------------------------                                      ----

/s/ Andy E. Yurowitz                                       January 5, 2007
---------------------------
By: Andy E. Yurowitz
Chairman of the Board,
President and Chief Executive
Officer (Principal Executive Officer)

/s/ Ronald J. Burghauser                                   January 5, 2007
---------------------------
By: Ronald J. Burghauser
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Person                               Capacity                               Date
       ------                               --------                               ----

/s/ Andy E. Yurowitz                Chairman of the Board, President           January 5, 2007
---------------------------         and Chief Executive Officer
Andy E. Yurowitz                    (Principal Executive Officer) and
                                    Director



/s/ Ronald J. Burghauser            Chief Financial Officer,                   January 5, 2007
---------------------------         Treasurer and Secretary
Ronald J. Burghauser                (Principal Financial Officer)
                                    (Principal Accounting Officer)



/s/ Andrew J. Levinson              Director                                   January 5, 2007
---------------------------
Andrew J. Levinson


/s/ Manfred Mayerfeld               Director                                   January 5, 2007
---------------------------
Manfred Mayerfeld


ITEM 7.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

                                                                           PAGE

Report of Independent Registered Public Accounting Firm                    F-2

Consolidated Balance Sheets - December 31, 2004 and 2003                   F-3

Consolidated Statements of Operations
  Years Ended December 31, 2004 and 2003                                   F-4

Consolidated Cash Flow Statements
  Years Ended December 31, 2004 and 2003                                   F-5

Consolidated Statements of Stockholders' Deficiency
  Years Ended December 31, 2004 and 2003                                   F-6

Notes to Consolidated Financial Statements                         F-7 to F-24

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Board of Directors and Stockholders
 Transderm Laboratories Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Transderm Laboratories Corporation and Subsidiaries ("Transderm" or the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows, and stockholders' deficiency for the two years then ended. These financial statements are the responsibility of Transderm's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transderm Laboratories Corporation and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company is in default of payments to its bondholders and licensors, and has working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DEMETRIUS & COMPANY, L.L.C.
Wayne, New Jersey
May 31, 2006

                       TRANSDERM LABORATORIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                        ASSETS                               December 31,
                                                           2004        2003
                                                         -------     -------
CURRENT ASSETS
   Cash                                                  $   851     $   463
   Accounts receivable                                     2,962         867
   Due from financing agency                                 110         169
   Inventories                                             1,302         766
   Other current assets                                       23          25
                                                         -------     -------
     Total Current Assets                                  5,248       2,290
                                                         -------     -------

PROPERTY, PLANT AND EQUIPMENT, net                         1,947       1,994

NON-CURRENT ASSETS                                            44           0
                                                         -------     -------

TOTAL ASSETS                                             $ 7,239     $ 4,284
                                                         =======     =======


           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                      $ 1,101     $   673
   Royalties payable                                       4,522       2,928
   Other liabilities                                       1,597       1,227
   Current portion of long-term debt                           0       1,967
   Subordinated promissory note                            7,000       7,000
   Redeemable preferred stock                              8,500       7,000
   Preferred stock dividends payable                       4,449       3,854
                                                         -------     -------
     Total Current Liabilities                            27,169      24,649
                                                         -------     -------

LONG-TERM LIABILITIES                                     10,245       7,842

COMMITMENTS

MINORITY INTEREST                                            130           0

PREFERRED STOCK                                                0       1,500

STOCKHOLDERS' DEFICIENCY
   Common stock, par value $.001 per share;
     60,000,000 shares authorized; 40,000,000
     shares issued and outstanding in 2004 and 2003           40          40
   Accumulated deficit                                   (30,345)    (29,747)
                                                         -------     -------
     Total Stockholders' Deficiency                      (30,305)    (29,707)
                                                         -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY           $ 7,239     $ 4,284
                                                         =======     =======


See Notes to Consolidated Financial Statements.

                       TRANSDERM LABORATORIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                    Years Ended
                                                    December 31,
                                                    2004      2003
                                                  -------   -------
REVENUE:
  Net sales                                       $ 9,192   $ 7,896
  Cost of goods sold                                6,248     5,987
                                                  -------   -------
  Gross profit                                      2,944     1,909
                                                  -------   -------

OPERATING EXPENSES:
  Selling, general and administrative               1,706     1,933
  Research and development                            414       418
  Interest, net                                     1,121     1,124
                                                  -------   -------
    Total operating expenses                        3,241     3,475
                                                  -------   -------

LOSS FROM OPERATIONS                                 (297)   (1,566)
  Product development income                          239        31
  Other income (expense) - net                         55         0
                                                  -------   -------

LOSS FROM OPERATIONS BEFORE TAXES                      (3)   (1,535)
  Income tax benefit                                    0         0
                                                  -------   -------
NET LOSS                                               (3)   (1,535)

PREFERRED DIVIDENDS                                   595       595
                                                  -------   -------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        $  (598)  $(2,130)
                                                  =======   =======


Loss per common share (basic & diluted):

LOSS PER COMMON SHARE                             $  (.01)  $  (.05)
                                                  =======   =======

Average number of common shares outstanding:
  Basic                                            40,000    40,000
  Diluted                                          40,000    40,000


See Notes to Consolidated Financial Statements.

                       TRANSDERM LABORATORIES CORPORATION
                        CONSOLIDATED CASH FLOW STATEMENTS
                                 (In thousands)


                                                         Years Ended
                                                         December 31,
                                                       2004       2003
                                                     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to common stockholders           $  (598)   $(2,130)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                          326        381
  Preferred dividends payable                            595        595
  Loss on disposal of property, plant & equipment          0          5
Changes in:
  Accounts receivable                                 (2,095)      (649)
  Due from financing agency                               59        (36)
  Inventories                                           (536)      (170)
  Other current assets                                     2         (3)
  Other non-current assets                               (44)         0
  Accounts payable                                       428        155
  Royalties payable                                    1,594      1,518
  Other liabilities                                      370        431
                                                     -------    -------
Net cash provided by operating activities                101         97
                                                     -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment              (279)       (38)
                                                     -------    -------
Net cash used for investing activities                  (279)       (38)
                                                     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from affiliates, net                          500        158
Long-term debt proceeds                                1,903          0
Long-term debt payments                               (1,967)      (150)
Minority interest advances                               130          0
                                                     -------    -------
Net cash provided by financing activities                566          8
                                                     -------    -------

NET INCREASE IN CASH                                     388         67
Cash at beginning of year                                463        396
                                                     -------    -------
Cash at end of year                                  $   851    $   463
                                                     =======    =======


Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest                                           $   359    $   260
  Income taxes                                             0          0

Supplemental Disclosures of Non-Cash Investing Activities - See Note 7


See Notes to Consolidated Financial Statements.

                       TRANSDERM LABORATORIES CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                 (In thousands)


                                                Common       Accumulated
                                Stock          Deficit          Total
                             ------------    ------------    ------------

Balance, January 1, 2003     $         40    $    (27,617)   $    (27,577)

Net loss                                           (1,535)         (1,535)

Preferred dividends                                  (595)           (595)
                             ------------    ------------    ------------

Balance, December 31, 2003             40         (29,747)        (29,707)

Net loss                                               (3)             (3)

Preferred dividends                                  (595)           (595)
                             ------------    ------------    ------------

Balance, December 31, 2004   $         40    $    (30,345)   $    (30,305)
                             ============    ============    ============


See Notes to Consolidated Financial Statements.

                       TRANSDERM LABORATORIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



1.  Nature of Operations

Transderm Laboratories Corporation ("Transderm") and its subsidiary, Hercon Laboratories Corporation ("Hercon") (collectively the "Company") are engaged in the development, manufacture and marketing of transdermal drug delivery systems. Since 1986, the Company has manufactured a transdermal nitroglycerin patch which was the first such product introduced for the generic market in the United States. The product is used for transdermal relief of vascular and cardiovascular symptoms related to angina pectoris. The Company sells the transdermal nitroglycerin patch to distributors and wholesalers who distribute it in the United States.

In addition to its transdermal nitroglycerin products, the Company is developing other transdermal products for client companies and will be the contract manufacturer of these products if United States Food and Drug Administration ("FDA") approval is obtained. The Company is also conducting a number of feasibility studies on drugs to be developed independently or for client companies and pursuing additional contract manufacturing opportunities. There is no assurance that FDA filings for additional products will be submitted or that FDA approval for any additional products will be obtained.


2.  Summary of Significant Accounting Policies

a.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Transderm and Hercon. As of December 31, 2004, the consolidated financial statements also include a Variable Interest Entity ("VIE"), York Realty Leasing LLC, of which Transderm is the primary beneficiary as further described in Note
5. All significant intercompany accounts and transactions, including those involving the VIE, have been eliminated in consolidation. The Company is a 90% owned subsidiary of Health-Chem Corporation ("Health-Chem").

b.  Cash Equivalents

Money market funds and investment instruments with original maturities of ninety days or less are considered cash equivalents.

c.  Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

Periodically, the Company has cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company mitigates this risk by depositing its cash in high quality financial institutions.

To reduce credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition but does not generally require collateral. Approximately 78% and 54% of the accounts receivable balances represent amounts due from two customers at December 31, 2004 and 2003, respectively.

The percentage of sales to each major customer who was responsible for 10% or more of the total revenues is as follows:

                     Years Ended
                     December 31,
                    2004      2003
                   ------    ------
Customer A             23%       15%
Customer B             30%       34%

At December 31, 2004 and 2003, accounts receivable of approximately $2,333,000 and $480,000, respectively were from such customers.

d.  Revenue Recognition and Accounts Receivable

The Company recognizes revenue for product sales upon shipment when title and risk of loss pass to its customers and when provisions for estimates, including trade discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the years ended December 31, 2004 and 2003.

The Company has historically provided financial terms to customers in accordance with what management views as industry norms. Financial terms, for credit-approved customers, are generally on a net 30-61 day basis, though most customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer's payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management's expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods. When accounts receivable are considered uncollectible, they are charged against the allowance.

The following briefly describes the nature of each provision and how such provisions are estimated.

Trade discounts are charged to operations when taken by customers.

Rebates are offered to key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credit against purchases. Other promotional programs are incentive programs periodically offered to our customers. The Company is able to estimate provisions for rebates and other promotional programs based on the specific terms in each agreement at the time of shipment.

Consistent with industry practice, we maintain a return policy that allows customers to return product within a specified period prior to and subsequent to the expiration date. The Company's estimate of the provision for returns is based upon historical experience with actual returns.

Price adjustments, which include shelf stock adjustments, are credits issued to reflect decreases in the selling prices of products. Shelf stock adjustments are based upon the amount of product which the customer has remaining in its inventory at the time of the price reduction. Decreases in selling prices are discretionary decisions made by the Company to reflect market conditions. Amounts recorded for estimated price adjustments are based upon specified terms with direct customers, and in the case of shelf stock adjustments, estimates of inventory held by the customer.

The Company has agreements with certain indirect customers, such as independent pharmacies, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit management companies, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from whom they purchase the products at these contracted prices. The Company will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler's invoice price. Such credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers.

Costs incurred for shipping and handling are recorded in cost of sales.

e.  Inventories

Inventories are stated at lower of cost (first-in, first-out basis) or market.

f.  Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and costs of improvements are capitalized. Depreciation and amortization are provided using the straight-line method by charges to operations over estimated useful lives of five to twenty-five years. The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal.

g. Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges in 2004 and 2003.

h.  Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amount of the Company's long-term debt also approximates fair value. Management believes that determining a fair value for the Company's redeemable preferred stock is impractical due to the closely-held nature of these securities.

i.  Accounts Receivable Financing

In January 2001, the Company entered into an agreement to sell certain of its accounts receivable with full recourse to a factor, Bay View Funding. The agreement, as amended, allowed for a maximum amount of financing availability of $1.5 million. Under this agreement, the Company sold, on a revolving basis, an undivided percentage ownership in certain accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. The Company sold accounts receivable of $3,091,000 and $9,410,000 to Bay View Funding during 2004 and 2003, respectively. The amounts due from the factor were $110,000 and $169,000 at December 31, 2004 and 2003, respectively. Accounts that became 90 days past due were no longer eligible to be sold and the Company had to repurchase the receivable. The Company addresses the risk of loss associated with these repurchased receivables in its allowance for doubtful accounts. Expenses incurred under this factoring program totaling $132,000 and $243,000 for 2004 and 2003, respectively, are included on the selling, general and administrative expense line in the Consolidated Statements of Operations. The Company terminated its agreement with Bay View Funding in April 2005 because management believed that the Company no longer needed the services of a factor.

j.  Research and Development

Research and development costs are charged to operations as incurred.

k.  Income Taxes

The Company is included in the consolidated federal income tax return of its parent, Health-Chem, and is party to a Tax Sharing Agreement. Deferred tax assets and liabilities are provided by the Company on a stand-alone basis for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

l.  Cash Management

The Company participates in Health-Chem's cash management practice, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance was $8,342,000 and $7,842,000 at December 31, 2004 and 2003, respectively. Interest is charged based upon the average outstanding intercompany balance and interest rate on Health-Chem's debt. The average interest rate charged was 11.34% during both 2004 and 2003. On August 31, 1995, Hercon issued to Health-Chem a $7,000,000, 9% Subordinated Promissory Note in exchange for the then outstanding borrowings from affiliates. The Company is required to make semi-annual interest payments each March and September on this note. The principal amount of $7,000,000 was due on March 31, 2002. In March, 2002 the Company defaulted on its obligation to repay the principal amount of $7,000,000.

m. Expenses Charged by Health-Chem

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem pays for certain administrative expenses on behalf of the Company for which Health-Chem is reimbursed. These expenses are comprised primarily of an allocation of corporate services including executive, professional, legal and accounting. The allocation of these costs, approximately $229,000 and $393,000 for 2004 and 2003, respectively, reflect Health-Chem's estimate of their cost for these services based upon a method (allocation based upon the Company's net sales as a percentage of Health-Chem's consolidated net sales) which is considered by the Company to be reasonable. The Company estimates that these expenses, on a stand-alone basis, would not have been materially different from the costs allocated.

n.  Per Share Information

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding during each year after adjustment for any dilutive effect of the Company's stock options. Stock options are anti-dilutive for each of the years ended December 31, 2004 and 2003.

A reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2004 and 2003 is presented below (in thousands, except per share amounts):


                                                  2004                                             2003
                             ----------------------------------------------    ----------------------------------------------
                                Income           Shares            Per            Income           Shares            Per
                              (Numerator)     (Denominator)   Share Amount      (Numerator)     (Denominator)   Share Amount
                             -------------    -------------   -------------    -------------    -------------   -------------


Net loss                     $          (3)                                    $      (1,535)

 Preferred stock dividends            (595)                                             (595)
                             -------------                                     -------------

Basic Earnings
Per Common Share
 Net loss applicable to
 common stockholders                  (598)          40,000   $        (.01)          (2,130)          40,000   $        (.05)
                                                              =============                                     =============

Effect of Dilutive
Securities
 Stock options                           0                0                                0               0
                             -------------    -------------                    -------------   -------------

Diluted Earnings
Per Common Share
 Net loss applicable to
 common stockholders         $        (598)          40,000   $        (.01)   $      (2,130)          40,000   $        (.05)
                             =============    =============   =============    =============    =============   =============


o.  Stock Options

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company accounts for its stock option plans under the intrinsic-value-based method as defined in APB No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):


                                                         Years Ended
                                                         December 31,
                                                       2004        2003
                                                     --------    --------

  Net loss applicable to common stockholders,
    as reported:                                     $   (598)   $ (2,130)
  Add: Stock-based compensation expense recognized
    under the intrinsic value method                        0           0
  Deduct: Stock-based compensation expense
    determined under fair value based method                0           0
                                                     --------    --------
  Pro forma net loss applicable to common
    stockholders                                     $   (598)   $ (2,130)
                                                     ========    ========

  Net loss per common share:
    Basic - as reported                              $   (.01)   $   (.05)
                                                     ========    ========
    Basic - pro forma                                $   (.01)   $   (.05)
                                                     ========    ========
    Diluted - as reported                            $   (.01)   $   (.05)
                                                     ========    ========
    Diluted - pro forma                              $   (.01)   $   (.05)
                                                     ========    ========


p. Use of Estimates in the Preparation of Financial Statements

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

q.  Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46(R)"). FIN 46(R) addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. FIN 46(R) focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and noncontrolling interests at fair value and subsequently account for the variable interest as if it were consolidated based on majority voting interest. As a result of FIN 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 also requires that allocation of fixed production overhead costs be based on normal production activity. The provisions of SFAS 151 are effective for inventory costs incurred beginning in January 2006, with adoption permitted for inventory costs incurred beginning in January 2005. Adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Management is currently assessing the impact that adoption of this Statement will have on the Company's Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. SFAS 154 also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

3.  Going Concern

As of December 31, 2004, the Company had aggregate debts and liabilities of $37,544,000. These debts and liabilities include $12,949,000 related to redeemable preferred stock under which the Company is currently in default, $7,158,000 related to a subordinated promissory note under which the Company is currently in default and $8,342,000 related to a long-term payable, with all three of these amounts being owed to Health-Chem. Also included in these debts and liabilities is $4,522,000 of royalties due under a license agreement with Key Pharmaceuticals, Inc. ("Key") which allows the Company to utilize certain technology incorporated into our current transdermal patch which has been accumulating since 2000. The Consolidated Statement of Operations for the year ended December 31, 2004 includes $595,000 of preferred dividends expense, $846,000 of Health-Chem interest expense and $1,594,000 of Key royalty expense. The Company has been able to continue to operate by not having paid these creditors. The Company has been paying its debts and liabilities not related to Health-Chem or the license on a current basis from cash flow generated from operations. The Company does not have cash on hand to repay any of the amounts due Health-Chem or the royalty payment owed under the license agreement. The Company's financial condition has prevented it from securing financing or obtaining loans from which it could repay all or a portion of the amounts due.

The Company is also in breach of the Key license agreement for failing to pay royalties as they became due. The Company's default under and breach of this license agreement entitles the licensor to terminate the agreement. If this creditor took legal action against the Company, the Company would not be able to continue as a going concern unless there was an increase in profitability and/or an infusion of additional funds in order to meet these obligations for both the past amounts due and ongoing amounts as they became due.

The Company intends to continue its efforts to complete the necessary steps in order to meet its future cash flow requirements and to continue its pursuit of new products and contract manufacturing opportunities. Management's plans in this regard include, but are not limited to, the following:
      o Continue with the preliminary negotiations entered into with Key with respect to devising a plan to pay the royalties due, including possibly negotiating a new royalty agreement.
      o Continue with existing projects where the Company is developing other transdermal products for client companies and where the Company will be the contract manufacturer of these products if FDA approval is obtained.
      o Form business alliances with other pharmaceutical companies on the development and/or manufacturing of new products.
      o Raise additional working capital through borrowing or through issuing equity.
      o     Evaluate new directions for the Company.

Management believes that actions presently being taken will need to be further realigned or otherwise amended so that the Company will be in a position to generate sufficient revenues to provide positive cash flows from operations and meet its obligations as they become due. However, there can be no assurance that this will occur. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


4. Inventories (In thousands)


                                                            December 31,
                                                         2004         2003
                                                        ------       ------

            Raw materials                               $  525       $  487
            Finished goods and work in process             777          279
                                                        ------       ------
                                                        $1,302       $  766
                                                        ======       ======


5.  Property, Plant and Equipment

In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. Concurrent with the sale, the Company entered into a 15-year lease for the property expiring in December 2019, which can be extended by the Company for an additional five years. The agreement provides for a Company repurchase option at a price of $1,995,000. The annual lease cost during the initial 15 year term is $212,400. In December 2002, the Company had received an appraisal for the real property, including the structures and appurtenances, which appraised the market value of the property at $1,850,000. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,500 second mortgage, a portion of which was held by related parties. Andy Yurowitz, the Company's Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it was unable to negotiate a like transaction with an unaffiliated party. As of December 31, 2004, this sale/leaseback transaction represented the only business activity of York realty Leasing LLC. As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. Subsequent to December 31, 2004, York Realty Leasing LLC obtained a $1.4 million mortgage on this property with a financial institution.

The Company's property, plant and equipment balances are as follows (in thousands):


                                                           December 31,
                                                         2004        2003
                                                       -------     -------
  Land                                                 $   152     $   120
  Buildings                                                924       2,734
  Equipment and leasehold improvements                     617       8,315
  Construction-in-progress                                 254          78
                                                       -------     -------
    Total Property, Plant and Equipment                  1,947      11,247
  Less accumulated depreciation and amortization             0       9,253
                                                       -------     -------
    Net Property, Plant and Equipment                  $ 1,947     $ 1,994
                                                       =======     =======

Depreciation expense for the years ended December 31, 2004 and 2003 was $326,000 and $381,000, respectively.


6. Other Liabilities (In thousands)

                                                           December 31,
                                                         2004         2003
                                                       -------     -------

Accrued chargebacks                                     $  682       $  557
Accrued rebates                                            454          193
Accrued audit fees                                          83           56
Accrued interest - Health-Chem                             158          158
Accrued interest on the second mortgage                     32          111
Accrued interest on other debt                               2            0
Accrued discounts                                           73           15
Allowance for returns                                       59           59
Other                                                       54           78
                                                        ------       ------
                                                        $1,597       $1,227
                                                        ======       ======

7.  Long-Term Debt

The Company's long-term debt balances are as follows (in thousands):

                                                           December 31,
                                                         2004        2003
                                                       -------     -------

  Long-term payable - Health-Chem                      $ 8,342     $ 7,842
  Subordinated promissory note - Health-Chem             7,000       7,000
  Mortgage payable                                           0       1,600
  Second mortgage payable - related party                    0         367
  Payable to York Realty Leasing LLC members             1,736           0
  Note payable                                             167           0
                                                       -------     -------
  Subtotal                                              17,245      16,809
  Less current portion                                   7,000       8,967
                                                       -------     -------
  Total Long-Term Debt                                 $10,245     $ 7,842
                                                       =======     =======


The Company participates in Health-Chem's cash management practice, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance was $8,342,000 and $7,842,000 at December 31, 2004 and 2003, respectively. Interest is charged based upon the average outstanding intercompany balance and interest rate on Health-Chem's debt. The average interest rate charged was 11.34% during both 2004 and 2003. On August 31, 1995, Hercon issued to Health-Chem a $7,000,000, 9% Subordinated Promissory Note in exchange for the then outstanding borrowings from affiliates. The Company is required to make semi-annual interest payments each March and September on this note. The principal amount of $7,000,000 was due on March 31, 2002. In March, 2002 the Company defaulted on its obligation to repay the principal amount of $7,000,000.

In the spring of 2000, the Company obtained a $1.6 million loan from Mercury Capital Corporation at 15% interest per annum secured by a mortgage on the Company's Pennsylvania facility. In December 2003, Mercury Capital Corporation assigned this mortgage to William Robbins. In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. The proceeds from the sale were used to satisfy the $1.6 million first mortgage noted above and to substantially pay off a $367,500 second mortgage. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it was unable to negotiate a like transaction with an unaffiliated party. Andy Yurowitz, the Company's Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. William Robbins is also a 50% owner of York Realty Leasing LLC. In addition to capital contributions that Messrs. Yurowitz and Robbins made to York Realty Leasing LLC, as of December 31, 2004 each made loans to York Realty Leasing LLC totaling $136,000 and $1.6 million, respectively, with William Robbins' loan being evidenced by the mortgage. York Realty Leasing LLC has classified these two member loans of $1,736,000 as long-term and is accruing interest of 15% per annum on both loans. No principal repayment on either of these member loans is required at the present time. As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. Subsequent to December 31, 2004, York Realty Leasing LLC obtained a $1.4 million mortgage on this property with a financial institution.

In August 2001, the Company obtained a $367,500 loan from Zackfoot Investments, LLC at 12.5% interest per annum secured by a mortgage on the Company's Pennsylvania facility. This loan was repaid during 2004. Of the nine initial investors in Zackfoot Investments, LLC, five were current or former members of Health-Chem's Board of Directors and one investor was a former officer of Health-Chem Corporation. Each investor received eight shares of the Health-Chem's common stock for each dollar invested.

The $167,000 note relates to the purchase of certain fixed assets. The purchase of these fixed assets was pursuant to a development, manufacturing and supply agreement that the Company entered into with a client company. Payment terms of the note are contingent upon certain performance criteria under the agreement. One such performance criteria applicable to the client company may result in the note being forgiven. We estimate the earliest that the note may need to be repaid is in 2006.

8.  Employee Benefit Plan

All permanent, full-time non-union employees of the Company are eligible to participate in Health-Chem's 401(k) Plan (the "Plan") following six months of employment. The Plan allows eligible employees to defer up to 20% of their compensation on a pre-tax basis through contributions to the Plan. The Company may contribute for each participant a matching contribution equal to a percentage of the elective contributions made by the participants. The decision to make matching contributions and the amount of such contributions will be made each year by the Company. These Company matching contributions were $13,000 and $16,000 in 2004 and 2003, respectively.


9.  Commitments & Contingencies

In December 2004, the Company entered into a sale/leaseback agreement with York Realty Leasing LLC for the land, buildings, improvements and equipment at the Company's previously-owned manufacturing facility in Emigsville, Pennsylvania. The term of the lease is for fifteen years, expiring in December 2019, can be extended an additional five years and contains a repurchase option. The selling price was $1.9 million and annual lease payments are $212,400. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,000 second mortgage. The effects of this sale/leaseback agreement have been eliminated in consolidation as a result of York Realty Leasing LLC being considered a Variable Interest Entity.

Approximately forty percent of the Company's employees are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO ("R.W.D.S.U."). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company's regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees.

Certain raw materials and components used in the manufacture of our products are available from limited sources, and, in some cases, a single source. Generally, regulatory authorities must approve raw material sources for transdermal products. Without adequate approved supplies of raw materials or packaging supplies, our manufacturing operations could be interrupted until another supplier is identified, our products approved and trading terms with it negotiated. We may not be able to identify an alternative supplier and any supplier that we do identify may not be able to obtain the requisite regulatory approvals in a timely manner, or at all. Furthermore, we may not be able to negotiate favorable terms with an alternative supplier. Any disruptions in our manufacturing operations from the loss of an approved supplier may cause us to incur increased costs and lose revenues and may have an adverse effect on our relationships with our partners and customers, any of which could have adverse effects on our business and results of operations. Our business also faces the risk that third party suppliers may supply us with raw materials that do not meet required specifications, which, if undetected by us, could cause our products to test out of specification and require us to recall the affected product.

We market all of our products through one entity. If we were to lose the services of such marketing agent for any reason or said entity does not maintain a steady demand for our product, and we are unable to identify an adequate replacement, our business, results of operations and financial condition would be materially adversely affected.

We rely on insurance to protect us from many business risks, including product liability, business interruption, property and casualty loss and employment practices liability. The cost of insurance has risen significantly in recent years. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. There can be no assurance that the insurance that we maintain and intend to maintain will be adequate, or that the cost of insurance and limitations in coverage will not adversely affect our business, financial position or results of operations. Furthermore, if is possible that, in some cases, coverage may not be available at any price.


10.  Preferred Stock

In April 1995, Health-Chem's Board of Directors approved a plan to realign certain of its business operations in order to separate its transdermal pharmaceutical business from its then other businesses. As part of such realignment, on August 31, 1995 the Company issued to Herculite Products, Inc. ("Herculite"), which is a wholly-owned subsidiary of Health-Chem, 1,000,000 shares of the Company's redeemable preferred stock, $10.00 par value, in exchange for the manufacturing facility in which Hercon's operations are conducted and the 985 shares of Hercon common stock owned by Herculite. The Company is required to make semi-annual preferred dividend payments out of funds legally available each March and September at the annual rate of $0.70 per share on the then-outstanding shares of its redeemable preferred stock. Legally available funds were not available to make the 1998 through 2006 preferred dividend payments, nor were they available to make the required $1,000,000 redemption payments in each March for the years 1998 through 2004. An additional required redemption payment of $1,500,000 due in March 2005 was also not made due to legally available funds not being available to make the redemption payment. The terms of the preferred stock provide that if either dividends payable on the preferred stock shall be in default in an amount equal to two full semi-annual dividend payments or a mandatory redemption payment is not made, the holder of all of the outstanding shares of the preferred stock shall be entitled to elect the smallest number of Directors necessary to constitute a majority of the Company's Board of Directors until such time as the default is cured. Health-Chem waived this right since, as a practical matter, it already possessed such power.


11.  Stock Options

Options granted under the Company's stock option plan are exercisable for up to ten years from the grant date. A summary of the status of the Company's plan as of December 31, 2004 and 2003 and changes during the years ended on those dates is presented below:


                               2004                      2003
                      -----------------------   ------------------------
                                    Weighted                   Weighted
                                    Average                    Average
                                    Exercise                   Exercise
                        Shares       Price        Shares        Price
                      ----------   ----------   ----------    ----------
Outstanding at
 beginning of year       150,000   $     .125    1,150,000    $     .125

Granted                        0                         0

Exercised                      0                         0

Forfeited               (150,000)               (1,000,000)
                      ----------                ----------

Outstanding at end
 of year                       0   $      .00      150,000    $     .125
                      ==========                ==========

Options exercisable
 at year-end                   0                   150,000
                      ==========                ==========

Weighted-average
 fair value of
 options granted
 during the year                   $      .00                 $      .00
                                   ==========                 ==========


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not award any option grants during the years ended December 31, 2004 and 2003 and no stock options were outstanding at December 31, 2004.


12. Taxes on Income (In thousands)
                                                     Years Ended
                                                     December 31,
                                                    2004      2003
                                                  -------   -------
Taxes on income include provision (benefit) for:
  Federal income taxes                            $     0   $     0
  State and local income taxes                          0         0
                                                  -------   -------
    Total                                         $     0   $     0
                                                  =======   =======

Taxes on income are comprised of:
  Current                                         $     0   $     0
  Deferred                                              0         0
                                                  -------   -------
    Total                                         $     0   $     0
                                                  =======   =======

A reconciliation of taxes on income to the federal statutory rate is as follows:


                                                     Years Ended
                                                     December 31,
                                                    2004      2003
                                                  -------   -------
  Tax benefit at statutory rate                   $  (203)  $  (724)
  Increase (decrease) resulting from:
   State and local taxes, net of federal
     tax benefit                                      (30)     (107)
   Other                                              (21)        0
   Change in valuation allowance                      254       831
                                                  -------   -------
  Tax provision (benefit)                         $     0   $     0
                                                  =======   =======


At December 31, 2004 and 2003, the deferred tax assets and liabilities result from the following temporary differences and carryforwards:

                                                    2004      2003
                                                  -------   -------
Deferred tax assets:
  Net operating and other tax loss
   carryforwards                                  $ 4,900   $ 4,670
                                                  -------   -------
     Total deferred tax assets                      4,900     4,670
                                                  -------   -------

Deferred tax liabilities:
  Accelerated depreciation                            (78)     (102)
                                                  -------   -------
     Total deferred tax liabilities                   (78)     (102)
                                                  -------   -------
Net deferred tax asset before valuation
 allowance                                          4,822     4,568
Valuation Allowance                                (4,822)   (4,568)
                                                  -------   -------

Net deferred tax asset                            $     0   $     0
                                                  =======   =======


The Company is part of a consolidated group and included in the consolidated federal income tax return of its parent, Health-Chem. The Company is also party to a Tax Sharing Agreement with Health-Chem. Deferred tax assets and liabilities are provided by the Company on a stand-alone basis for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The Company had a deferred tax asset of $4.9 million at December 31, 2004 as a result of its losses which may be used in the future should the consolidated group have taxable income. This deferred tax asset had an allowance reserve of $4.9 million at December 31, 2004. Therefore, no asset is shown as a deferred tax asset as of December 31, 2004 as a result of the losses not being used by the Company's parent to offset any taxes due for 2004 since the consolidated group showed a loss for 2004 and has net operating loss carryforwards. These net operating loss carryforwards expire in various years through 2024. The Company and its subsidiary file a stand-alone return for state purposes. At December 31, 2004, the Company had approximately $12.3 million of net operating loss carryforwards in various states in which the Company and its subsidiary operate which are available to absorb allocated portions of future taxable income for state tax purposes. The state operating loss carryforwards, which are limited to $1 million per year, expire in various years through 2024. At December 31, 2004, valuation allowance relating to tax loss carryforwards was $4,900,000.

13. Interest, Net (In thousands)


                                              Years ended
                                              December 31,
                                             2004     2003
                                            ------   ------

     Interest expense                       $1,121   $1,124
     Interest income                             0        0
                                            ------   ------
                                            $1,121   $1,124


14.  Related Party Transactions

The consolidated financial statements include the following items applicable to related parties (in thousands):

                                                         December 31,
  Balance Sheets:                                       2004     2003
  ---------------                                      ------   ------

  Property, plant and equipment, net                   $1,693   $    0

  Second mortgage payable                                   0      242

  Payable to York Realty Leasing LLC members
    (See Note 7)                                        1,736        0

  Accrued interest on the second mortgage                  32       69


                                                        Years ended
                                                        December 31,
  Income Statements:                                   2004     2003
  ------------------                                  ------   ------

  Interest, net                                          $50      $46


Second mortgage payable

In August 2001, the Company obtained a $367,500 loan from Zackfoot Investments, LLC at 12.5% interest secured by a mortgage on the Company's Pennsylvania facility. This loan was repaid during 2004. At December 31, 2003, the following related parties were owed principal of $242,500 with respect to this loan:

      Andy Yurowitz (Employee and Director)       $107,500
      Manfred Mayerfeld (Director)                  50,000
      Andrew Levinson (Director)                    25,000
      Ken Brody (Former Employee)                   60,000
                                                  --------
                                                  $242,500
                                                  ========

Accrued interest on the second mortgage

In August 2001, the Company obtained a $367,500 loan from Zackfoot Investments, LLC at 12.5% interest secured by a mortgage on the Company's Pennsylvania facility. This loan was repaid during 2004. At December 31, 2004 and 2003, the following related parties were owed interest with respect to this loan:


                                                2004      2003
                                              -------   -------

      Manfred Mayerfeld (Director)            $21,000   $16,000
      Andrew Levinson (Director)               11,000     8,000
      Andy Yurowitz (Employee and Director)         0    29,000
      Ken Brody (Former Employee)                   0    16,000
                                              -------   -------
                                              $32,000   $69,000
                                              =======   =======


Interest, net

Interest expense with respect to related parties for the years ended December 31, 2004 and 2003 is presented below:

                                                   Years ended
                                                   December 31,
                                                2004        2003
                                               -------    -------

Second mortgage                                $36,000    $46,000
York Realty Leasing LLC members                 14,000          0
                                               -------    -------
                                               $50,000    $46,000
                                               =======    =======

15.  Minority Interest

As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company's consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. Andy Yurowitz and William Robbins are each 50% owners of York Realty Leasing LLC. As of December 31, 2004, each had contributed $65,000 in capital to York Realty Leasing LLC. This $130,000 combined capital has been classified as a minority interest on Transderm's balance sheet at December 31, 2004. Subsequent to December 31, 2004, Andy Yurowitz and William Robbins contributed additional capital to York Realty Leasing LLC, and a portion of each of their new capital balances was converted to long-term debt.

A former president of Hercon Laboratories Corporation maintains a 1.5% interest in Hercon Laboratories Corporation.

16.  Quarterly Results of Operations (Unaudited)


                                  First         Second        Third         Fourth
                                 Quarter       Quarter       Quarter       Quarter
                                ----------    ----------    ----------    ----------
                                       (in thousands, except per share data)
2004
----
Net sales                       $    1,975    $    2,128    $    2,290    $    2,798

Net income (loss) applicable
 to common stockholders         $     (372)   $      (37)   $      151    $     (340)

Net income (loss) per
 common share                   $    (.009)   $    (.001)   $     .004    $    (.009)

Diluted net income (loss) per
 common share                   $    (.009)   $    (.001)   $     .004    $    (.009)


2003
----
Net sales                       $    1,926    $    2,041    $    2,174    $    1,755

Net loss applicable to
 common stockholders            $     (734)   $     (471)   $      (40)   $     (884)

Net loss per common share       $    (.018)   $    (.012)   $    (.001)   $    (.022)

Diluted net loss per
 common share                   $    (.018)   $    (.012)   $    (.001)   $    (.022)
