Form 10KSB
period 2005-12-31
TRANSDERM LABORATORIES CORP
filed 2007-03-01
CIK 948704

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-27642

TRANSDERM LABORATORIES CORPORATION
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3518345 (I.R.S. Employer Identification No.)

101 Sinking Springs Lane, Emigsville, PA (Address of principal executive offices)	17318 (Zip code)

Issuer's telephone number, including area code:   717-764-1191

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State the issuer's revenues for its most recent fiscal year: $7,586,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  40,000,000 as of February 13, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes  ☒  No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the year ended December 31, 2005 ("Annual Report") contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These statements include, but are not limited to:

•	statements relating to our ability to restructure our outstanding past due liabilities;

•	statements as to the development of new products and the commercialization of products;

•	statements as to the anticipated timing of clinical tests and other business developments;

•	expectations as to the adequacy of our cash balances to support our operations for specified periods of time and as to the nature and level of cash expenditures; and

•	expectations as to the market opportunities for our products, as well as our ability to take advantage of those opportunities.

These statements may be found in the sections of this Annual Report entitled “Description of Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in “Risk Factors” and elsewhere in this Annual Report.

In addition, statements that use the terms “can,” “continue,” “could,” “may,” “potential,” “predicts,” “should,” “will,” “believe,” “expect,” “plan,” “intend,” “estimate,” “anticipate,” “scheduled” and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this Annual Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from future results expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to control or predict. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results will differ, and may differ materially, from projected results as a result of certain risks and uncertainties. The risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the Securities and Exchange Commission, and include, among others, the following:

•	our ability to restructure outstanding liabilities and continue as a going concern;

•	our ability to successfully develop and commercialize new products;

•	a lengthy approval process and the uncertainty of the Food and Drug Administration and other government regulatory requirements;

•	the degree and nature of our competition;

•	our continued ability to obtain certain raw materials from which we manufacture our products;

•	our ability to employ and retain qualified employees; and

•
the other factors referenced in this Annual Report, including, without limitation, under the section entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Description of Business.”

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

INTRODUCTORY NOTE

In January 2007, Transderm Laboratories Corporation filed an Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004 (the “2004 Annual Report”). Prior to filing the 2004 Annual Report, Transderm had not filed any annual or quarterly reports with the Securities and Exchange Commission since it filed an annual report for the year ended December 31, 1998 in November 1999 and quarterly reports for the first three quarters of 1999. This Annual Report covers the year ended December 31, 2005 and includes audited financial statements for the year then ended but also includes information through a recent practicable date with respect to certain topics we believe are of particular importance to readers, such as information with respect to the business of Transderm and its directors, executive officers and principal stockholders. To the extent this Annual Report references financial information relating to 2006, said information is drawn from internally prepared financial statements and has not been audited, as noted in each case where reference to that information is made.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview.

Transderm Laboratories Corporation (“Transderm”, the “Company”, “we”, “us”, or like terms) is a Delaware corporation that conducts its business primarily through its subsidiary, Hercon Laboratories Corporation ("Hercon"). Unless the context otherwise requires, the terms “we”, “us”, the “Company” or similar terminology, includes Transderm Laboratories Corporation and Hercon, of which Transderm owns 98.5%. Transderm is a 90%-owned subsidiary of Health-Chem Corporation ("Health-Chem" which, together with Transderm, Hercon and Health-Chem’s other subsidiaries, is referred to as the “Group”).

We develop, manufacture and market transdermal drug delivery systems. A transdermal drug delivery system is an adhesive patch containing medication which is released through the skin into the bloodstream at a controlled rate over an extended period of time. Transdermal delivery can significantly enhance the therapeutic benefit of certain drugs, through improved efficacy, safety and patient compliance, when compared to conventional methods of drug administration, such as oral or parenteral (drugs that are delivered other than by the digestive tract, such as subcutaneous or intramuscular injection, or intravenously) delivery. Over the last several years, our sole product and continuing source of revenue has been a transdermal nitroglycerin patch for the relief of the vascular and cardiovascular symptoms related to angina pectoris (chest pain). We manufacture our nitroglycerin patch both on a contract basis for specific clients and for sale to distributors and wholesalers for distribution in the United States. We manufacture our products in accordance with Good Manufacturing Practices, or GMP’s, prescribed by the United States Food and Drug Administration, or FDA, at our facility in Emigsville, Pennsylvania.

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

Current Financial Condition of Transderm.

Transderm continues its efforts to recover from the operational and financial adversity it has experienced since 1997, the basis for which is more fully described in the 2004 Annual Report. While net sales have increased in 4 of the last 5 years during the period 2001 through 2005 (the financial information for the years 2001 and 2002 is unaudited), net revenues decreased significantly during the 2005 period as a result of a decline in orders by one of our principal customers, as described elsewhere in this Report. Transderm has posted significant operating losses in each year since 1997, and as of December 31, 2005 had total liabilities of nearly $40 million and an accumulated deficit of $32.8 million.

At December 31, 2005, the Company liabilities included approximately (i) $6.1 million due under the terms of a license acquired from Key Pharmaceuticals, Inc. to utilize certain technology in its current generation transdermal patch (the “Key License”), which represents royalty payments owed over the last six years (the “Key Royalty”), and (ii) $29 million owed to Health Chem, including $13.5 million related to redeemable preferred stock under which Transderm is currently in default, $7.2 million related to a subordinated promissory note under which Transderm is currently in default, and $8.3 million related to a long-term payable (each of which items is more fully described under “Management Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Financial Statements and are herein collectively referred to as the “Intercompany Obligations”). At December 31, 2006, the Group’s total outstanding debts and liabilities (excluding the Intercompany Obligations) were estimated at approximately $22.3 million (unaudited).

Transderm’s current financial condition negatively impacts its day-to-day operations and undermines its ability to grow its business. In addition, Health-Chem’s outstanding total liabilities at December 31, 2005 of approximately $21.9 million, including $10.8 million of principal and interest due under certain debentures under which it has been in default since April 1999, also bear on Transderm’s current and future prospects because Transderm’s financing options will be limited by Health-Chem’s debt. Accordingly, Transderm’s ability to return to profitability from the precarious financial condition which it has suffered over the last several years is predicated on a number of factors, including the Group’s ability to reach agreements with its largest creditors, its ability to reduce operating expenses as a percentage of revenues, its ability to obtain financing and its ability to identify and bring new products to market.

Transderm’s and the Group’s financial condition leaves them vulnerable because:

•	the capital deficiency prevents the Group from diversifying operations by developing new products and reducing reliance on revenues generated from sales of a single product;

•	their obligations and liabilities do not allow them to obtain financing for operations;

•	the condition makes it difficult to endure business cycles resulting from general economic conditions or the effects of competition, among other things, as they occur;

•	the condition prevents them from taking advantage of business opportunities as they may arise; and

•	the condition does not allow them to retain senior management who have experience in the pharmaceutical industry or in any business in which they may become involved in the future.

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

The first transdermal patch was approved by the FDA in 1979. It contained the drug scopolamine used to prevent the nausea and vomiting associated with motion sickness. In 1981, the FDA approved a patch for nitroglycerin and as of 2003 patches have been approved to deliver 15 molecules spanning 35 different drugs, including combination patches utilized for, among other purposes, contraception and hormone replacement.

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

Transdermal drug delivery has numerous advantages over conventional drug delivery methods. In contrast to orally delivered drugs, compounds entering the body through the skin escape first-pass metabolism in the liver (which may destroy the drug), often resulting in higher bioavailability of the drug. Transdermal delivery is effective for use in patients who experience nausea from the medication because there are few or no gastrointestinal effects from the drug itself and is useful for those drugs that have poor oral uptake, need frequent administration or that interact with stomach acid and allows effective use of drugs with short half-lives that otherwise require large initial doses (bolus dosing) to achieve desired drug levels, such as nitroglycerin. As a result, the side effects, or variability in therapeutic effect due to peaks and troughs in plasma concentration, that are seen with bolus administration are minimized. In contrast to intravenous drug delivery, transdermal administration is noninvasive and poses little risk of infection. It is also relatively easy for patients to apply and remove a transdermal system.

Our Nitroglycerin Transdermal Patch.

In 1986, we introduced the first FDA-approved generic transdermal nitroglycerin patch into the United States market. Nitroglycerin, also known as glycerin trinitrate, provides relief from vascular and cardiovascular symptoms related to angina pectoris or angina. Angina pectoris, or "heart pain," is the chest discomfort that occurs when the blood oxygen supply to an area of the heart muscle does not meet the demand. Nitroglycerin corrects the imbalance between the flow of blood and oxygen to the heart and relieves the work that the heart must do by dilating the arteries and veins in the body. Dilation of the veins reduces the amount of blood that returns to the heart that must be pumped. Dilation of the arteries lowers the pressure in the arteries against which the heart must pump. As a consequence, the heart works less and requires less blood and oxygen. Additionally, nitroglycerin preferentially dilates blood vessels that supply the areas of the heart where there is not enough oxygen, thereby delivering oxygen to the heart tissue that needs it most.

Since no one holds a valid patent covering nitroglycerin, which would grant to the patent holder the exclusive right to sell the drug while the patent is in effect and which is intended to protect the holder’s development investment, others can seek to obtain FDA approval to sell nitroglycerin-based products, assuming the proposed product meets certain specific criteria, by submitting an Abbreviated New Drug Application, or ANDA. The ANDA approval process can be substantially quicker and significantly less expensive than the new drug approval process because the applicant can rely on results collected from clinical trials conducted by the original drug developer.

Our nitroglycerin transdermal patch comprises a multi-layer drug-in-adhesive system wherein the medication and all the excipients (the inert substances used as a diluents or vehicles for a drug) are incorporated into a membrane between two distinct drug-in-adhesive layers under a single backing film. Our patch is comprised of three layers; a transparent outer backing layer composed of a composition plastic film and printed with the name of the drug and strength; nitroglycerin in a acrylic-based polymer adhesive with a cross-linking agent; and a protective, translucent peelable liner which covers the second layer and must be removed prior to use. Our nitroglycerin transdermal patch is AB2 rated, which means it is considered bioequivalent to Novartis’ NitroDerm™ product based on clinical trial data. Our patch is a one-day use patch and is sold in shelf cartons, with each shelf carton containing thirty patches. Our patch is produced in three different dosage sizes, with each size delivering different milligrams per hour (mg/hr) amounts of nitroglycerin to the patient. The three sizes are: 0.2mg/hr, 0.4mg/hr and 0.6mg/hr.

Our second generation transdermal patch technology developed during the mid 1990’s incorporates certain technology which, unbeknownst to us at the time of development, was the subject of a patent held by Key Pharmaceuticals, Inc., or Key, a subsidiary of Schering-Plough Corporation. In December 1997, Key obtained a court order enjoining us from manufacturing or selling transdermal nitroglycerin patches that have been found to infringe Key's patent before the expiration of Key's patent on February 16, 2010. In March 2000, we acquired a non-exclusive license from Key to manufacture, use, import, sell and offer for sale any drug-in-adhesive transdermal nitroglycerin patch product developed by the Company either before or during the term of the license which provided for the payment of a royalty per unit sold in amounts ranging from $2 to $3, based upon the dosage delivered. The license extends to February 16, 2010, the expiration of Key’s patents. We are in breach of the Key License for not having made royalty payments under the Key License since its execution and as of December 31, 2005 and 2006 we owed aggregate royalties to Key of approximately $6,108,000 and $7,315,000 (unaudited), respectively. We recently entered into discussions with Key with respect to payment of past due royalties. If we are unable to negotiate an agreement with Key with respect to the royalties due and are prevented from utilizing the Key technology, we would have to discontinue selling our transdermal patches unless we could develop our own technology to replace that covered by the Key License or otherwise locate and obtain a license for similar technology which can be incorporated into our manufacturing process, of which we can give no assurance. Moreover, our failure to negotiate a repayment agreement with Key on terms favorable to us could have a material negative impact on our Company. See “BUSINESS-Risk Factors” and “Management’s Discussion and Analysis of Financial Statements and Results of Operations.”

Research and Development.

Our research and development efforts are severely constrained by our lack of cash, as described elsewhere in this Annual Report, and other than activities currently being undertaken for third parties as described below, we are not engaging in any research and development on our own behalf.

If and when we possess cash sufficient to resume our research and development activities, we expect that our primary strategy will be to identify generic drugs which can be delivered transdermally, which are suitable for transdermal delivery, which correspond with our technical and manufacturing capabilities and which we believe have substantial market potential or for which a product niche may exist. We may also explore developing transdermal products that use FDA-approved drugs that currently are being delivered to patients through means other than transdermal delivery. In addition, we may seek to supplement our research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies.

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

In February 2001, Hercon entered into a series of agreements with Ranbaxy Pharmaceuticals Inc. under which we:

•	granted a worldwide, non-exclusive, royalty-free license to Ranbaxy to use certain intellectual property we developed relating to the transdermal delivery of a certain generic pharmaceutical compound;

•
acquired a license from Ranbaxy to use certain intellectual property it had developed in connection with the pharmaceutical compound and were retained by Ranbaxy to assist in the development of commercial products to deliver the pharmaceutical compound transdermally; and

•
agreed to supply the products which may be developed and approved by the FDA exclusively to Ranbaxy which agreed to purchase from us all of its requirements for such products from us on an exclusive basis.

We recently completed certain milestones under these agreements, including producing a supply of the pharmaceutical compound which permitted Ranbaxy to complete pilot bioequivalence study results which were filed by Ranbaxy with the FDA as part of the ANDA filed in connection with this compound.

We have undertaken to provide certain services, including, completing the development of the initial formulation of the pharmaceutical compound for transdermal delivery, demonstrating that our production techniques can be scaled-up to meet anticipated production runs of the transdermal patch, providing all laboratory data relating to the utilization of our patch technology for this pharmaceutical compound, completing documentation necessary for GMP production of the product, providing dosage forms for the pilot and bioequivalence studies, conducting the pilot and other studies and providing underlying documentation required for Ranbaxy to gain regulatory approval for the product and support Ranbaxy’s ANDA filing. We are performing under this agreement as requested by Ranbaxy.

Ranbaxy granted us a license to utilize certain intellectual property we will require for the manufacture of the products which are the subject of the agreement and we have agreed to supply Ranbaxy with such product in the strengths and amounts as Ranbaxy may require for its bioequivalence studies. Thereafter, assuming Ranbaxy’s ANDA for this product is approved by the FDA, of which neither we nor Ranbaxy can be certain, we will manufacture and supply Ranbaxy with all of its commercial requirements of the product, subject to its right to acquire the product elsewhere if we are unable to furnish the supplies it requires, under the circumstances provided in the agreement. We have agreed to sell the product exclusively to Ranbaxy. We also have agreed to conform to GMP’s in connection with the manufacture of the product and otherwise supply product in conformity with Ranbaxy’s specifications as enumerated in the agreement which relate to quality control, packaging and labeling, among other things. Ranbaxy will pay us fixed prices for the products of various dosages and a royalty in excess of the per product price in the event it achieves certain net sales milestones. The agreement has a ten-year term from the date of the first commercial sale of the products. We have agreed to indemnify Ranbaxy for damages resulting from, among other things, our formulation or manufacturing of the product and Ranbaxy has agreed to indemnify us for damages relating to regulatory improprieties.

In June 2004, we entered into a Development, Manufacturing and Supply Agreement with Ranbaxy relating to a generic pharmaceutical compound subject to transdermal delivery. Under the agreement, we have been engaged to manufacture and supply products for use both in connection with Ranbaxy’s regulatory approval requirements and ANDA application and thereafter, if FDA approval is granted for the product, of which neither we nor Ranbaxy can be certain, on an ongoing basis to meet its requirements. In furtherance of our efforts, Ranbaxy extended a loan to us in the amount of $166,664 to purchase certain equipment required in connection with our obligations under the agreement which is repayable by offsetting amounts payable for product which may eventually be purchased from us, agreed to pay for the active pharmaceutical ingredient incorporated into the product during the trial phases and to pay for a contract research organization to conduct bioequivalence studies of the proposed product. Our obligations under this agreement are similar to those in our agreement with Ranbaxy described above. For example, we have agreed to conform to GMP’s in connection with the manufacture of the product and otherwise supply product in conformity with Ranbaxy’s specifications as enumerated in the agreement which relate to quality control, packaging and labeling, among other things, and in accordance with all applicable laws. The successful completion of the development portion of the agreement could yield us an aggregate of $678,800 of gross revenues, payable in tranches upon achieving certain milestones. Ranbaxy will purchase products from us at prices calculated in relation to the price we pay for the underlying active pharmaceutical ingredient and in the event that the price for said ingredient exceeds the maximum amount set forth in the agreement, Ranbaxy may terminate the agreement as to that specific product. We have agreed to indemnify Ranbaxy for damages resulting from, among other things, our development and related obligations under the agreement and Ranbaxy has agreed to indemnify us for damages relating to regulatory improprieties.

In April 2006, we entered into a Development, Manufacturing and Supply Agreement with Cure Therapeutics, Inc., or CTI, relating to the development of a transdermal patch which delivers a generic pharmaceutical compound which will be utilized for new indications (that is, the treatment of conditions not covered by the original FDA approval) for such drugs. Under the agreement, CTI engaged us to undertake all processing of the pharmaceutical compound for the purpose of filing a new drug application, or NDA, with the FDA and to manufacture and supply sufficient quantities of the compound required for obtaining approval of the NDA. Our engagement is divided into three stages: technology transfer, formulation optimization, and scale-up; FDA phase 2 clinical trial batch manufacturing; and FDA phase 3 clinical trial batch manufacturing. Our obligations under the agreement include all manner of analyzing, testing, optimizing the formulation of our process by which clinical trial products are made, creation of dedicated tooling, scaling-up our manufacturing facility to produce commercial quantities of product, finishing, packaging, inspecting, labeling and preparing product for shipment, all as required under applicable law. In addition, we are required to maintain data and records with respect to all aspects of the foregoing for the specific purpose of filing same with the FDA with respect to the NDA and to report to CTI with respect to each phase of the process. CTI pays us fees upon our successful completion of milestones enumerated in the agreement. We are currently working on the second stage under the agreement. CTI has agreed, at its own cost and expense, to engage a contract research organization to conduct safety and efficacy studies of the clinical trial products we manufacture and, in the event that such studies fail to demonstrate the safety or efficacy of such products, CTI may terminate the agreement. We have agreed to conform to GMP’s in connection with the manufacture of the product and otherwise supply product in conformity with CTI’s specifications as enumerated in the agreement which relate to quality control, packaging and labeling, among other things, and in accordance with all applicable laws. We have agreed to indemnify CTI for damages resulting from, among other things, our performance of or failure to perform our obligations under the agreement and CTI has agreed to indemnify us for damages relating to regulatory improprieties. Each party has agreed to maintain the confidentiality of the other’s confidential information. The agreement has a term of two years but is subject to prior termination by either party in the event of a material breach by the other party and by CTI for any reason at any time upon written notice. The parties recognize the possibility that no commercial product may arise from their efforts.

We are also conducting a number of feasibility studies on transdermal products on behalf of client companies and are pursuing additional contract manufacturing opportunities. We do not undertake clinical studies. As a contract manufacturer for developing products, it would be the responsibility of our client to undertake and bear the cost of these clinical studies, including preparing and filing all documents required by the FDA. We would, however, perform routine chemical analysis of these products to determine if they meet proposed product specifications.

For the years ended December 31, 2005, 2004 and 2003, we spent $438,000, $414,000 and $418,000, respectively, for research and development activities. Our research and development expense may vary significantly from quarter to quarter and year to year depending on, among other things, product development cycles and whether we or a third party are funding development. These variations in research and development spending may not be accurately anticipated and may have a material effect on our results of operations. Currently, research and development personnel engage in assisting with technical transfers of existing formulation and test methodology to our production facility. In addition, our personnel perform small scale development work on behalf of clients, including producing hand cut transdermal patches on a research laminator for analytical testing or performing permeation studies to demonstrate how drug formulations penetrate a skin layer. Our personnel also work on improving test methods that may impact day to day testing requirements for commercial products. We periodically outsource analytical testing because we do not possess the appropriate equipment or outsourcing is more economically efficient if the test is not of a routine nature.

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

Manufacturing.

We conduct our manufacturing operations in a single facility comprised of an approximately 61,000 square foot building located on approximately 3.5 acres in Emigsville, Pennsylvania. Our products are manufactured in accordance with GMPs prescribed by the FDA. The FDA visited our facilities in November 2003 and June 2006 and issued establishment inspection reports. The reports indicated that there were no objectionable conditions or practices noted during their reviews. The FDA did not issue a Form FDA 483 (Inspectional Observations) report to us during either of these two visits. The FDA uses the Form FDA 483 report to communicate all observations of objectionable conditions noted during their inspection process. This facility has also been licensed by the United States Drug Enforcement Administration (“DEA”) to conduct research and manufacture products containing Schedule II controlled substances. To bring new products to market as quickly as possible, we will seek to have the manufacturing capacity to produce the new product prior to obtaining FDA approval.

Our products are manufactured according to current GMPs as specified by federal regulations which require us to maintain and update procedures and specifications as provided under federal law. We must maintain records that demonstrate the application of raw materials from receipt to use in a finished product. In addition, any complaints received must be documented and investigated. We are obligated to submit to the FDA reports covering our marketed products that include both chemistry information and adverse event information on an annual basis. If we do not adhere to current GMPs, the FDA could seek an injunction barring commercial distribution of our products.

The manufacture of advanced transdermal drug delivery systems requires specialized skills in several areas, as well as specialized manufacturing equipment. Our process development and design engineers work closely with the research and development department starting early in the product design stage, which renders the manufacturing development process more efficient. All scale-up work (spanning the gamut of initial research on a potential product to large-scale manufacturing for clinical and stability work), commencing with initial product development trials, is conducted on full-size, completely functional manufacturing equipment, reducing delays in the development and approval process and smoothing the transition to commercial production. Some of this equipment is manufactured in-house; the balance is fabricated by outside manufacturers to our specifications. We believe that this equipment provides a decided advantage in the manufacture of the complex multi-layer systems necessary for successful transdermal drug delivery. We currently have assembly packaging equipment in place having a single shift capacity of over 24 million patches annually. We believe that our current manufacturing facility is adequate for our intended purposes and will be sufficient for product expansion for the foreseeable future.

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

We do not believe that compliance with federal, state or local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had or will have any material effect upon our capital expenditures, earnings or competitive position. There can be no assurance, however, (i) that changes in federal, state or local laws or regulations, changes in regulatory policy or the discovery of unknown problems or conditions will not in the future require substantial expenditures, or (ii) as to the extent of the Company's liabilities, if any, for past failures, if any, to comply with laws, regulations and permits applicable to its operations. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products.

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

We have engaged Cardinal Health, Inc. as a non-exclusive distributor of our transdermal patches pursuant to an agreement dated October 1, 2001. We sell product to Cardinal at our list price and Cardinal is entitled to receive certain discounts and rebates as stipulated in the agreement. During the years ended December 31, 2003, 2004 and 2005, Cardinal purchased products representing in excess of 10% of our total sales.

We market our products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. We also market our products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as “indirect customers.” We may enter into agreements with our indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler from which they actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers which establish contract pricing for certain products which the wholesalers provide.

Competition.

The market for our nitroglycerin transdermal patches is highly competitive. Because nitroglycerin is a generic drug, companies willing and able to comply with FDA and other applicable regulations can produce nitroglycerin-based products. Moreover, nitroglycerin can be administered utilizing a wide array of conventional and alternate forms of drug delivery. Accordingly, our product faces intense competition from a diverse group of domestic and multinational companies most of which possess significantly greater financial and personnel resources than we do and that includes:

•	large conglomerates of which pharmaceutical formulations, including nitroglycerin-based products, represent only a portion of the products they offer;

•	pharmaceutical companies of all sizes which focus on the development of advanced transdermal systems which deliver nitroglycerin;

•	pharmaceutical companies which offer nitroglycerin based products delivered other than transdermally or other formulations which relieve angina; and

•	companies that offer alternate non-drug therapies.

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

Although there is a statutory presumption as to a patent’s validity, the issuance of a patent is not conclusive as to such validity, or as to the enforceable scope of the claims of the patent. We cannot assure that our patents or any future patents will prevent other companies from developing similar or functionally equivalent products. We cannot assure that we would have the resources to prosecute an action to enforce our patent rights against an alleged infringer or that we would be successful in any infringement action that we elect to bring. Likewise, we cannot assure that we would have the resources to defend an infringement action or that we would be successful in any such defense. Furthermore, we cannot assure that any of our future processes or products will be patentable, that any pending or additional patents will be issued in any or all appropriate jurisdictions or that our processes or products will not infringe upon the patents of third parties. In addition, since our patents typically cover our product formulation rather than the compound being delivered, competitors may seek to create functionally equivalent products (i.e., patches delivering the same compound over the same time period to treat the same indication) that avoid our patents. In those cases, we may face competition from functionally equivalent products even before our patents expire.

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

The process of obtaining FDA approval for a new product may take several years or more and is likely to involve the expenditure of substantial resources. The steps required before a product can be produced and marketed for human use typically include: (i) pre-clinical studies; (ii) submission to the FDA of an Investigational New Drug Exemption (“IND”), which must become effective before human clinical trials may commence in the United States; (iii) adequate and well controlled human clinical trials; (iv) submission to the FDA of a New Drug Application (“NDA”); and (v) review and approval of the NDA by the FDA. Approval of a product by the FDA does not serve as a guaranty of the product’s safety or efficacy.

Generally, products with new active ingredients, new indications, new routes of administration, new dosage forms or new strengths require an NDA to be filed with the FDA. An NDA requires that complete clinical studies of a product’s safety and efficacy be submitted to the FDA, the cost of which is substantial. These costs can be reduced, however, for delivery systems that utilize approved drugs. In these cases, the company seeking approval may refer to safety and toxicity data reviewed by the FDA in its approval process for the innovator product. In addition, a supplemental NDA may be filed to add an indication to an already approved product.

Since we expect that any new products we may bring to market will contain drugs previously approved by the FDA for transdermal delivery, an abbreviated approval process may be available. Such products must have, among other requirements, the same active ingredient(s), indication, route of administration, dosage form and dosage strength as an existing FDA-approved product covered by an NDA, if clinical studies have demonstrated bio-equivalence of the new product to the FDA-approved product covered by an NDA. For this abbreviated process, we would submit an ANDA to the FDA instead of an NDA. Under FDA ANDA regulations, companies that seek to introduce an ANDA product must also certify that the product does not infringe on any approved product’s patent listed with the FDA or that such patent has expired. If the applicant certifies that its product does not infringe on the approved product’s patent or that such patent is invalid, the patent holder may institute legal action to determine the relative rights of the parties and the application of the patent. Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), the FDA may not finally approve the ANDA until the later of thirty months from the date of the legal action or a final determination by a court that the applicable patent is invalid or would not be infringed by the applicant’s product.

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

Manufacturing facilities are subject to periodic inspections for compliance with the FDA’s good manufacturing practices (GMP’s) regulations and each domestic drug manufacturing facility must be registered with the FDA. In addition, our manufacturing operations must be registered with the Pennsylvania Department of Health. In complying with standards set forth in these regulations, we must expend significant time, money and effort in the area of quality assurance to ensure full technical compliance. Facilities handling controlled substances, such as ours, also must be licensed by the Drug Enforcement Administration, or DEA, and are subject to more extensive regulatory requirements than those facilities not licensed to handle controlled substances. We also require approval of the DEA to obtain and possess controlled substances. We produce transdermal drug delivery products in accordance with United States regulations for manufacturing process validation studies and commercial sale. FDA approval to manufacture a drug product is site specific. In the event our approved manufacturing facility becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations.

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

Employees.

We employ approximately fifty two employees, of whom seventeen are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO (“R.W.D.S.U.”). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company’s regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees. We believe our employee relations are good.

Risk Factors.

The following is a summary of certain risk factors that may cause our results to differ from the “forward-looking statements” made in this report. The risks and uncertainties described below are not listed in order of priority and are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. If any of these risks actually occur, our business, financial condition, and/or results of operations would likely suffer significantly. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

Risks Relating to Our Financial Condition.

We believe that our financial condition as of December 31, 2005 gives rise to several risks and uncertainties. In addition, because of our status as a majority owned subsidiary of Health-Chem, that company’s financial condition and future operating results may directly impact Transderm. We believe that the financial information and other factors set forth below are relevant in this regard.

As of December 31, 2005:

•
Transderm had aggregate liabilities of approximately $39 million comprised of $10 million to unrelated parties, including $6.1 million of royalties due under the Key License of which we are in breach (the “Key Royalty”) and $29 million owed to Health-Chem in respect of intercompany accounts (the “Intercompany Obligations” and collectively with of Transderm’s liabilities, the “Transderm Liabilities”);

•	Transderm had a working capital deficiency of approximately $24.2 million; and

•	the Group had aggregate debts and liabilities of approximately $21,901,000 (the “Group Liabilities”), including $10,830,000 under the Debentures under which Health-Chem currently is in default.

As of December 31, 2006, we estimate:

•	Transderm had aggregate liabilities of approximately $41.3 million, including $10.1 million to unrelated parties and $31.2 million of intercompany liabilities; and

•	the Group had aggregate liabilities of approximately $22.3 million, including $11,463,000 under the Debentures.

In view of the foregoing, investors should consider the following risks:

Risks relating to our financial condition include the following:

Our financial condition and continuing breach under the Key License create substantial doubt as to whether we can continue to operate as a going concern. If we can not continue to operate as a going concern, we may have to cease operations and investors will lose their entire investment in our company.

Transderm’s audited consolidated financial statements for the year ended December 31, 2005 have been prepared assuming that we will continue as a going concern. However, Note 3 of the Notes to Consolidated Financial Statements and the auditor’s report on our financial statements cite certain financial conditions and other factors that raise substantial doubt about our ability to continue to operate as a going concern, including that:

•	Transderm has significant outstanding liabilities at December 31, 2005, particularly the amounts due to Health-Chem and Key, which it is unable to satisfy;

•
our breach of the Key License for failing to make royalty payments thereunder entitles Key to terminate the license and curtail our use of technology incorporated into our transdermal patches, which, unless we were able to develop our own technology to replace that covered by the Key License or otherwise obtain a license for similar technology, neither of which are likely, would require us to discontinue selling our transdermal patch and we would have no source of continuing meaningful revenues;

•	our financial condition has prevented us from securing financing or obtaining loans from third parties from which we could repay all or a portion of the amounts due; and

•
if our creditors were to initiate legal action against us for the amounts due to them, we would not be able to continue to operate as a going concern unless there was an increase in profitability and/or an infusion of additional funds in order to meet the our obligations to Health Chem and Key for both the past amounts due and ongoing amounts as they became due.

We have experienced net losses from operations in every year since 1995 and have an accumulated deficit of approximately $32.8 million at December 31, 2005. In addition, we had a working capital deficit of approximately $24.2 million at December 31, 2005.

We have been able to continue operating over the last several years because we have not paid Health-Chem or Key. We do not have the means to satisfy the amounts due to Health-Chem or pay the Key Royalty but we have been paying our debts and liabilities not related to Health-Chem or the Key License on a current basis from cash flow generated from operations. Our financial condition has prevented us from securing financing or obtaining loans from which we could repay all or a portion of the amounts due. We are further constrained from obtaining financing because of Health-Chem’s financial condition, as more fully described in the ensuing risk factor. We have entered into discussions with Key in an effort to develop payment arrangements for the amount owed to it, though we cannot be certain we will be successful in our efforts in reaching an agreement that allows us to continue our operations.

While management has formulated a plan to address the conditions cited by the auditor in its report, as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in Note 3 of the Notes to Consolidated Financial Statements, we cannot be certain that we will be successful in executing this plan or that if we are successful that we will achieve profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are unable to address successfully the conditions that raise doubt about our ability to continue to operate as a going concern, particularly our efforts to negotiate favorable payment terms of the amounts due to Key and Health-Chem, we may have to discontinue our operations and possibly seek protection under bankruptcy laws, which likely would result in the loss of all value which our stock now or at such time may have and result in investors losing the entire amount of their investment.

Health-Chem’s ability to achieve financial stability will bear on Transderm’s financial condition, ability to continue to operate as a going concern and achieve profitability. If Health-Chem does not effectively address its financial concerns, it may be required to take steps to wind-up the Group’s, including Transderm’s, operations, in which case holders of Transderm’s stock could lose the entire amount of their investment.

As stated in the footnotes to the audited consolidated financial statement included in Health-Chem’s annual report for the year ended December 31, 2005 and the auditor’s report on such financial statements, Health-Chem’s financial condition casts doubt upon its ability to continue operating as a going concern. Health-Chem’s principal liability (excluding liabilities and obligations attributable exclusively to Transderm) consists of approximately $10.8 million of principal and interest due under the Debentures.

Health-Chem is in default under several provisions of the Debentures as a result of its failure to have paid principal and interest when they became due in April 1999. A default allows the Trustee or the holders of at least 25% in aggregate principal amount of all Debentures to declare the outstanding principal of the Debentures plus all accrued and unpaid interest immediately due and payable. Health-Chem has been able to continue operating because the Trustee has not pursued legal redress to obtain the payment due. Health-Chem has approached the Trustee to negotiate a payment plan but no assurance can be given that Health-Chem will be successful in negotiating a payment plan that does not unduly burden or otherwise prohibit normal operations, if at all. If Health-Chem is unable to negotiate payment terms with the Trustee, it could initiate legal action against Health-Chem for the entire amount due under the Debentures. In such case, Health-Chem may have to liquidate its assets and dissolve or wind-up the companies comprising the Group, including Transderm, or seek protection from creditors under the federal bankruptcy laws which likely would result in the loss of all value which our stock now or at such time may have and result in investors losing the entire amount of their investment.

Even if payment terms for the Group’s debts and liabilities are negotiated, the Group’s cash flow and ability to operate may be adversely affected.

If the Group were to successfully negotiate payment plans with respect to the Key Royalties and the amount due under the Debentures, it is likely that a significant portion of the Group’s revenues will be allocated to making payments under such agreements and there will be little capital to fund other business opportunities, including new product development and marketing. In addition, the Group’s substantial indebtedness could have other important consequences to both Transderm and Health-Chem, including, with respect to each company:

•	negatively impacting its ability to remain current in the payment of other liabilities and current accounts payable;

•	limiting its ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes;

•	increasing its vulnerability to general economic and industry conditions; and

•	placing it at a disadvantage compared to its competitors who have less debt.

Even if the Group concludes favorable agreements to pay its, it may not be able to generate sufficient cash from operations to abide by the terms of these agreements.

Even if the Group successfully negotiates agreements to pay the Key Royalty and the amount due under the Debentures, its ability to make scheduled payments on these obligations and remain current with respect to its other financial obligations will depend on its operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control. We cannot assure you that the Group will maintain a level of cash flows from operating activities sufficient to permit it to pay Key and the Debenture holders under any agreements they reach with these creditors and remain current with respect to other outstanding liabilities.

Transderm’s Intercompany Obligations to Health-Chem are approximately $29 million. Health-Chem has not sought to collect on these obligations since they began to accrue in 1995. If Health-Chem were to seek collection of such Intercompany Obligations, Transderm would not be able to pay them and may be forced to seek protection under bankruptcy laws.

Transderm owes Health-Chem approximately $29 million in intercompany obligations as reported in its financial statements, some of which extend back to 1995. To date, Health-Chem has not sought to collect the amounts due from Transderm. Transderm does not currently have and does not expect to have in the near future, sufficient funds to repay such obligations. If Health-Chem were to seek collection of the amounts due, Transderm may have to seek protection under bankruptcy laws and investors could lose the amount of their investment in Transderm.

Risks Relating to Our Failure to File Reports under Federal Securities Laws.

Our failure to abide by our reporting requirements under federal securities laws could subject us to enforcement proceedings by the SEC, including the de-registration of our securities, which could materially adversely affect our business and your ability to obtain information about our company and could also subject Transderm’s management to civil liabilities from private shareholder actions.

Prior to filing an Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004 (the “2004 Annual Report”) in January 2007, we had not filed any annual or quarterly reports with the SEC since we filed an annual report for the year ended December 31, 1998 and quarterly reports for the first three quarters of 1999 in November 1999. We have not filed and do not expect to file annual or quarterly reports for the years 1999 through 2002 because we do not have the financial information necessary to prepare such reports, as detailed in the 2004 Annual Report. We do not expect to file any quarterly reports for the years 1999 through 2006, though we expect to file an annual report for 2006 as soon as practicable after the preparation of audited financial information for such period. Our failure to file any of the reports we were required to file under federal securities laws could give rise to action by the SEC or private litigation by our current and former shareholders. The SEC’s action against us could take the form of penalties, fines, sanctions, enforcement or other actions or proceedings, including revocation of registration of our common stock under the Securities Exchange Act which could result in less public information available to our security holders and negatively impact any opportunity which we might otherwise have to raise capital in the future. Moreover, private suits by our current and former security holders for failing to make available current information about our company could subject us as well as our officers and directors to civil liabilities. We cannot predict what, if any, actions the SEC may impose upon or take against our company or suits shareholders may bring against us for our failure to file required reports; however, any such actions could cause us to incur significant additional compliance expenditures and divert management’s attention from our core business activities.

Health-Chem is delinquent in its reporting requirements as well and could be subject to similar action by the SEC or shareholders which, if taken or initiated, would have a negative impact on our operation.

Risks Relating to Our Business.

We are dependent on the Key License which allows us to use certain technology incorporated into our transdermal patch under which we are six years in arrears in royalty payments and, consequently, are in breach. If we are unable to negotiate a plan with Key that allows us to pay the past due royalties and Key revokes the license or if we otherwise lose our right to utilize the technology subject to such license we will have to discontinue manufacturing our sole product.

We rely on the Key License to permit us to incorporate certain transdermal patch technology owned by Key into our second generation transdermal patch developed during the mid 1990’s. If we are unsuccessful in negotiating a plan with Key to pay past due royalties which does not impede our ability to operate and does not materially impact our cash, we may be forced to discontinue selling transdermal patches, unless we could develop our own technology to replace that covered by the Key License or otherwise locate and obtain a license for similar technology which can be incorporated into our manufacturing process, which is unlikely, and will have no source of revenue from product sales. Given our current financial condition, it is unlikely we would be able to continue operating under such circumstances and investors could lose the entire amount of their investment in Transderm.

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

•
the inordinate effect of competition on our business which could cause us to reduce the price we charge for the product or erode total sales, and the corresponding reduction in earnings we generate from such product as result of competition;

•	the loss of the Key License; and

•	our inability to obtain critical raw materials from which we manufacture the product.

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

The development and manufacturing agreements to which we currently are a party allow our clients to terminate these agreements at will. The termination of these agreements for any reason would have a negative impact on our operations.

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

During each of fiscal years ended December 31, 2005 and 2004, a significant portion of our revenues were derived from a small number of customers. In 2005, two customers accounted for approximately 55% of our revenues and these customers accounted for approximately 53% of our revenues during fiscal 2004. During 2005, orders from one of our principal customers decreased by 44% and our revenues for the year declined commensurately. If we are unable to identify other customers to replace the revenues lost from the decline in sales to this customer or this customer does not place order for products from us at its prior levels, our business, financial condition and results of operations will continue to be negatively impacted.

Because our sales tend to be concentrated among a small number of customers during any period, our operating results may be subject to substantial fluctuations. Moreover, we tend to receive relatively large orders for products from a relatively small number of customers. Consequently, a single order from one customer may represent a substantial portion of our sales in any one period and significant orders by any customer during one period may not be followed by further orders from the same customer in subsequent periods. These and other factors may cause our sales and operating results to be subject to very substantial periodic variations. Since quarterly performance is likely to vary significantly, our results of operations for any quarter are not necessarily indicative of the results that we might achieve for any subsequent period. Accordingly, quarter-to-quarter comparisons of our operating results may not be meaningful.

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

We market all of our products through a single marketing representative. If we were to lose the services of such marketing agent for any reason or said entity does not maintain a steady demand for our product, and we are unable to identify an adequate replacement, our business, results of operations and financial condition would be materially adversely affected.

We may expend significant cash and personnel resources in the development of any new products and if we do not generate the anticipated level of revenues from sales of such products, our business will be negatively and adversely affected.

Our efforts to commercialize new products will require significant expenditures of resources, including cash and time, in the research, development, testing, preparation and execution of applications with governmental authorities to manufacture and sell such product. If we do not generate revenues from sales of any such product at levels anticipated prior to embarking on such development, our business, financial condition and results of operations would be materially adversely affected.

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

The drug development and delivery industries are undergoing rapid and significant change. Others may succeed in developing and marketing drugs and products that are more effective than those developed or marketed by us, or that would make our product obsolete or non-competitive. Additionally, researchers could develop new delivery devices and medications that replace or reduce the importance of our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Currently, we do not have the resources to do this. If our products become obsolete and our efforts to develop new products do not result in any commercially successful products, our sales and revenues will decline.

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

All of our products are manufactured at a single facility located in Emigsville, Pennsylvania. An interruption of manufacturing resulting from regulatory issues, technical problems, casualty loss or other factors could result in our inability to meet production requirements, which may cause us to lose revenues and which could have an adverse effect on our relationships with our partners and customers, any of which could have a material adverse effect on our business, financial position or results of operations. We maintain business interruption insurance, but we cannot assure investors that our insurance will cover all future claims or that we will be able to maintain existing coverage or obtain additional coverage at reasonable rates. Without our existing production facility, we would have no other means of manufacturing our products until we were able to restore the manufacturing capability at our facility or develop an alternative manufacturing facility.

Our insurance coverage may not be adequate and rising insurance premiums could negatively affect our profitability.

We rely on insurance to protect us from many business risks, including product liability, business interruption, property and casualty loss and employment practices liability. The cost of insurance has risen significantly in recent years. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. There can be no assurance that the insurance that we maintain and intend to maintain will be adequate, or that the cost of insurance and limitations in coverage will not adversely affect our business, financial position or results of operations. Furthermore, it is possible that, in some cases, coverage may not be available at any price.

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

We expect to require capital for many purposes, including developing new products, retaining qualified personnel, funding research and development and maintaining existing manufacturing capacity. In order to support the initiatives envisioned in our business plan, we may need to raise additional funds through the sale of assets, public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise financing depends on many factors beyond our control, including the state of capital markets and the development or prospects for development of competitive technology by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Our current financial condition and the status of our obligations under the Key License and Health-Chem’s obligations under the Debentures have prevented us and the Group from borrowing money from third parties or raising capital from the sale of equity. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unable to raise additional funds when we need them, we may have to severely curtail our operations.

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

We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Management intends to retain any earnings to finance the growth of the Company’s business. Management cannot assure you that the Company will ever pay cash dividends. Accordingly, holders of our common stock will have to rely on the appreciation thereof to realize any monies from holding these securities.

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

Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports. We may be required to spend a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP.

The consolidated and condensed consolidated financial statements included in the periodic reports we are required to file with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quotes for our common stock are reported on the Pink Sheets from time to time. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time.

The table below provides information regarding the high and low sales prices for the Company’s common stock, as reported by the Pink Sheets, for each calendar quarter during the period January 1, 2004 through December 31, 2006. The last quote of our common stock was reported in July 2005.

Quarter	2006		2005		2004
	High	Low	High	Low	High	Low
1st	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001
2nd	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
3rd	0.0001	0.0001	0.0001	0.0001	0.001	0.0001
4th	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001

As of February 13, 2007, there were approximately 142 holders of record of our common stock. This number of holders of record does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

We have not paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

Transderm has not sold or issued any securities since 1998.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, as well as other sections in this Annual Report, should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this report.

This discussion and analysis may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described under “Risk Factors” in Item 1. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Annual Report.

Company Overview.

We manufacture controlled release products to deliver drugs topically or transdermally (transdermal patches). Since 1986, the Company has manufactured a transdermal nitroglycerin patch which is used for transdermal relief of vascular and cardiovascular symptoms related to angina pectoris. This patch was the first such product introduced in the United States for the generic market and is currently our sole product. We manufacture our nitroglycerin patch both on a contract basis for specific clients and for sale to distributors and wholesalers for distribution in the United States. We have the technical expertise and manufacturing capability to produce transdermal patches which deliver other medications. We manufacture our products in accordance with GMP’s prescribed by the FDA at our facility in Emigsville, Pennsylvania. We utilize the services of an independent sales organization to identify customers and to market and sell our transdermal patches. We conduct the majority of our business through our 98.5%-owned subsidiary, Hercon Laboratories Corporation. Health-Chem owns 90% of our outstanding common stock.

We generate revenues principally from sales of transdermal patches and secondarily from research and development projects we undertake for third parties on a contract basis.

Our business faces certain important risks, including that:

•	the pharmaceutical industry is highly regulated and intensely competitive;

•	we generate the vast majority of our revenue from sales of a single product;

•
we are in breach of the terms of a technology license agreement (the Key License) upon which we rely to manufacture our sole product because we have never made royalty payments thereunder, which totaled $6,1 million at December 31, 2005 and $7.3 million at December 31, 2006 (unaudited);

•	we have no borrowing capacity to expand our product lines and reduce our reliance on sales from our nitroglycerin patches or to take advantage of other business opportunities as they arise;

•	as of December 31, 2005, we had a working capital deficiency of $24.2 million;

•
as of December 31, 2005, we had aggregate liabilities of approximately $39 million, comprised of liabilities of $10 million to third parties (including $6.1 million under the Key License) and liabilities in favor of Health-Chem of $29 million; and

•
as of December 31, 2005, Health-Chem had aggregate liabilities of approximately $21.9 million, including $10.8 million under the Debentures, which cast doubt on its ability to continue to operate as a going concern.

During the year ended December 31, 2005, our operating results declined over the prior year. When comparing 2005 to 2004, net sales decreased by 17% from nearly $9.2 million to $7.6 million. Management attributes the decrease in net sales for the years 2004 to 2005 to a decline in orders from our largest customer. The decrease in net sales reduced our gross profit from $2.9 million to $1.1 million. As a result, we experienced a net loss of $2.5 million during 2005 compared to a net loss of $598,000 in 2004.

Prior to filing an Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004 in January 2007 (the “2004 Annual Report”), Transderm had not filed any annual or quarterly reports with the Securities and Exchange Commission since it filed an annual report for the year ended December 31, 1998 and quarterly reports for the first three quarters of 1999 in November 1999. As more fully described in the 2004 Annual Report, commencing in 1998 the Company encountered acute economic difficulties which caused it to restructure its business and discontinue reporting under federal securities laws. Management suggests that investors refer to the 2004 Annual Report and Health-Chem’s Annual Report on Form 10-KSB for the years ended December 31, 2004 and 2003 for a more complete understanding of the Company’s economic travails during this period, the restructuring of its operations, intercompany relationships and the reasons it suspended filing reports under federal securities laws.

Intercompany Accounts.

As of December 31, 2005, Transderm owed Health-Chem an aggregate of $29 million, representing nearly 75% of Transderm’s total liabilities. The intercompany accounts arose in connection with the reorganization of the Group in 1995. Pursuant to a Plan of Reorganization and Asset Exchange Agreement effective as of August 31, 1995 (the “Plan of Reorganization”), Transderm, Health-Chem and the subsidiaries of each corporation realigned the Group’s organizational structure to: separate the Group’s disparate businesses; take advantage of certain tax laws; and consolidate certain of the Group’s administrative functions in Health-Chem. In connection with the corporate restructuring:

•
Transderm issued 1,000,000 shares of redeemable preferred stock to Health-Chem. Transderm has redeemd 150,000 of the shares as required by their terms and currently remains obligated to redeem the remaining outstanding 850,000 shares. As of December 31, 2005, the preferred stock has an aggregate liability of $13.5 million, which consists of $8.5 million of principal and accumulated dividends of $5 million.

•
Transderm participates in Health-Chem’s cash management practices, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance was $8,280,000 at December 31, 2005. Transderm pays interest on the amount due at a rate calculated based upon the average outstanding intercompany balance and interest rate on Health-Chem’s debt. The average interest rate charged was 10.375% during 2005. On August 31, 1995, Hercon (a 98.5% subsidiary of Transderm) issued to Health-Chem a $7,000,000, 9% Subordinated Promissory Note in exchange for the then outstanding borrowings from affiliates under these cash management practices. Under this promissory note, Hercon was required to make semi-annual interest payments each March and September, with the principal amount of $7,000,000 payable on March 31, 1999. Hercon did not make any interest payments on the promissory note nor did it repay the principal amount of the promissory note when it came due and has been in default under the note since March 2002 (after giving effect to Health-Chem’s extension of the note). As of December 31, 2005 and 2006, Transderm carried on its books an amount due to Health-Chem under the terms of this promissory note $7,000,000 and $7,000,000, respectively. Health-Chem has not sought collection of the amount due under the promissory note.

•
Transderm and Health-Chem entered into a Corporate Services Agreement under which Health-Chem provides certain administrative and general corporate services to Transderm for which it reimburses Health-Chem. Transderm has reimbursed Health-Chem in the amount of approximately $348,000 and $229,000 for the years ended December 31, 2005 and 2004, respectively.

Health-Chem has not sought collection of any of the above-described amounts due but is not precluded from making a demand for payment at any time. As described under Item 1. Business-Risk Factors, if Health-Chem were to seek collection of the amounts due, Transderm could not pay such amounts and may have to seek protection under bankruptcy laws and investors could lose the amount of their investment in Transderm.

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

Our Company faces several challenges as we continue our efforts to emerge from the financial and operating crisis of the late 1990’s (as more fully described in the 2004 Annual Report and Health-Chem’s Annual Report on Form 10-KSB for the years ended December 31, 2004 and 2003). In addition to matters internal to the Company, issues relating to Health-Chem’s financial condition may impact our operations in the future because it owns 90% of our outstanding stock. Management has identified the following existing factors and known uncertainties as those most likely to materially impact our current and future operations:

•	the resolution of our obligations under the Key License;

•	Health Chem’s ability to resolve its obligations under the Debentures;

•	issues relating to reliance on a single product for the majority of our revenues;

•	the difficulty we will have diversifying our product offerings given our financial condition;

•	short- and long- term liquidity issues;

•	the need to identify and retain senior management who have experience in the pharmaceutical industry or in any business in which we may become involved in the future;

•	the impact of competition on our business; and

•	our dependence upon sales to two customers.

Since 2000, sales of nitroglycerin transdermal patches by the Company have been the sole source of recurring revenue for the Company and the Group. Since 2003, revenues generated from sales of this product have been sufficient to allow Transderm to retain the personnel necessary to reform its internal accounting practices and resume reporting under federal securities laws but the Company has not posted net income since 1995. With the exception of fiscal 2004 during which Health-Chem posted net income of $9,000, it has experienced net losses in each year since 1999. Accordingly, neither company has the financial resources to satisfy its respective outstanding obligations and liabilities. In order to avoid litigation for the collection of the sums due, in the case of Transderm, the royalties due under the Key License, and in the case of Health-Chem, the amount due under the Debentures, a possible outcome of which for both companies, among others, could be filings for protection from creditors under the bankruptcy laws, we will have to reach an agreement with Key and Health-Chem will have to achieve a settlement with the holders of the Debentures. These agreements will have to provide, among other critical features, sufficient latitude to permit the Company and the Group to take the steps necessary to permit us to develop new products and take the other actions necessary to strengthen our company.

As the Company has re-established product sales over the last few years, the Group has been able to forestall taking action with respect to resolving its obligations under the Key License and the Debentures. Management of Transderm has commenced discussions with representatives of Key to develop a plan to pay the royalties due under the Key License but no substantive terms have been agreed upon as of the date hereof. Over the last several years, management of Health-Chem has been in sporadic contact with the Trustee of the Debentures which has proposed opening negotiations with respect to satisfying its obligations under these instruments, though no meetings have taken place as yet. Health-Chem has executed tolling agreements with the Trustee in each of the last two years extending the time in which the Trustee is permitted to seek legal redress for Health-Chem’s default under the Debentures. The nature of the agreements with these creditors, if the companies are able to negotiate them, and the manner in which the parties will be required to satisfy their respective obligations represent a known uncertainty and will bear materially on each company’s business and financial condition and likely will significantly impact their respective liquidity positions and cash resources for the foreseeable future.

Accordingly, short - and long-term liquidity issues represent a significant challenge as we seek to balance rebuilding and restructuring our business with paying past royalties due under the Key License. Our liquidity likely will be affected by the structure of the agreement Health-Chem negotiates with respect to repayment of the amount due under the Debentures. Our lack of liquidity impacts our business in many ways, some of which are inexorably intertwined and affect all aspects of our operations, as more fully described below.

While net sales have increased in 4 of the last 5 years, the Company has reported a net loss in each of those years. Moreover, at December 31, 2005 the Company had a capital deficiency of $32.8 million. The Company has no credit facilities upon which to draw and no assets to utilize as collateral for borrowings. The Group’s lack of liquidity and its constituent’s obligations to Key and the Debenture holders currently and in the future affect its ability to:

•	diversify operations by developing new products and reduce reliance on revenues generated from sales of a single product;

•	obtain financing for operations;

•	engage senior management with experience in the pharmaceutical industry or any other industry in which we might become involved in the future;

•	endure business cycles resulting from general economic conditions or the effects of competition, among other things, as they occur; and

•	take advantage of business opportunities as they may arise.

Assuming the Group is successful in its efforts to reach favorable agreements with both Key and the holders of the Debentures, it is severely constrained by financial and personnel resources from taking the steps required to diversify its operations to reduce reliance on revenues generated solely from the sale of transdermal nitroglycerin patches. Management believes it is critical to the Company’s and the Group’s future to develop additional sources of revenue to offset potential adverse business developments which may impact sales of our transdermal nitroglycerin patch, which include:

•	any decrease in orders from our major customers, as was the case in 2005;

•	the potential negative impact of competition, which could require us to reduce the price we charge for our product or which would result in diminished sales, either of which would reduce our revenues;

•	the introduction by others of new products, such as new drugs or delivery methods which render our nitroglycerin transdermal patches obsolete; or

•	other events or general economic conditions which result in diminished demand for our transdermal patch.

Our efforts to diversify our operations may entail developing a new product that is compatible with our manufacturing and personnel capabilities or merging with or acquiring (perhaps in exchange for capital stock) an entity that already is selling or proposes to market a product within the same general industry as our transdermal patch. Developing or otherwise acquiring a new product or entering into a new business, particularly in a highly regulated industry such as the pharmaceutical business, entails significant risks, including that it will be expensive, time consuming and will divert the attention of management from a company’s core operations. Moreover, at this time, we do not employ the personnel we likely will require, such as a chief operating officer who has experience in the pharmaceutical or other industry we enter, to attempt to add new products or otherwise diversify our operations. Further, we can not be certain that we would derive any material revenues from any diversification and may suffer significant losses from any such venture.

At this time, we do not have capital on-hand nor do we have access to capital to fund product development or complete an acquisition. Given our current financial and business condition, it is unlikely that we will be able to obtain outside financing from any source for any purpose, including introducing new products. We have no material assets to offer as collateral given that we sold our real property and equipment in 2004 (though we are able to carry these items on our financial statements because York Realty Leasing LLC, the entity that purchased the real property and equipment, is considered a “variable interest entity” and, according to GAAP, our consolidated balance sheet must include the assets and liabilities of York Realty Leasing LLC) and the risks and uncertainties that attach to our operations would present significant impediments to locating a source of financing. We expect that any available cash from operations we may have in the foreseeable future will be utilized to satisfy our existing obligations. Our inability to obtain outside financing, among other things:

•	will restrict our ability to develop or add new products;

•	limit our ability to add new personnel;

•	restrict our ability to take advantage of business opportunities as they arise; and

•	puts us at risk to period-to-period operating fluctuations resulting from general economic conditions or the effects of competition.

Accordingly, we expect that available cash is and will be limited to net income generated from continuing operations, if any, without giving effect to how the terms of any agreements we may enter with Key or Health-Chem may enter with the Debenture holders will impact on our cash position. We are uncertain as to whether we will post net profits in any future years and the extent to which any such profits would be subject to remittance to the Debenture holders or Key under our obligations to these entities.

We have contracted with a full-service sales and marketing outsourcing company that focuses on generic and branded pharmaceutical companies to undertake the majority of the sales and marketing efforts for our transdermal nitroglycerin product. This company monitors client sales, as well as scrutinizes the competition in order to anticipate and recommend changes to our sales, marketing and promotional strategy. This company also assists in providing the industry contacts to reach all distribution channels. Two customers accounted for approximately 55% of the sales volume of our patch during 2005. Management recognizes the need to expand distribution channels to reduce our reliance on sales to a few customers and will seek to take the steps necessary to address this situation and alleviate these risks.

Results of Operations.

Year ended December 31, 2005 versus December 31, 2004

For the year ended December 31, 2005, our net sales were $7.6 million consisting solely of transdermal nitroglycerin patches. For the 2004 year, our net sales were $9.2 million, comprised solely of net sales of transdermal nitroglycerin patches. Net sales of transdermal nitroglycerin patches decreased 17% during the 2005 period. This decrease is due primarily to a single customer who purchased approximately 44% less transdermal nitroglycerin patches in 2005 as compared to the quantity purchased in 2004.

Product development income for the twelve months ended December 31, 2005 was $349,000, consisting of revenues from three research and development projects we are undertaking for two customers. Product development income for the same period in 2004 was $239,000. The $110,000 increase is due primarily to additional development work income associated with a new project that commenced in 2005.

Gross profit decreased $1.8 million, or 61%, to $1.1 million for the twelve months ended December 31, 2005 as compared to $2.9 million for the same period in 2004. Gross profit as a percent of sales decreased from 32% during 2004 to 15% during 2005. The decrease in gross profit was due primarily to decreased sales volumes of lower margin products.

Selling, general and administrative expenses increased $.1 million, or 7%, to $1.8 million for the twelve months ended December 31, 2005 as compared to $1.7 million for the same period in 2004. The increase is due primarily to increases in wages and professional/consulting fees of $241,000 and $93,000, respectively, partially offset by decreases in commission expense and legal fees of $190,000 and $44,000, respectively.

Research and development expenses increased $24,000, or 6% for the twelve months ended December 31, 2005 as compared to 2004. The increase is due primarily to higher expenditures for lab supplies.

Net interest expense for the twelve months ended December 31, 2005 was $1.1 million, virtually unchanged from the 2004 period.

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

Product development income was $239,000 for the twelve months ended December 31, 2004 as compared to $31,000 for the same period in 2003. The $208,000 increase is due primarily to additional development work income associated with a contract signed in June 2004.

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

Liquidity and Capital Resources.

In addition to the discussion relating to our liquidity and capital resources below, we refer readers to the section titled “Factors Which We Believe Affect Our Current Operations and May Materially Impact Our Future Operations” appearing above, for additional explanation of the issues that affect our financial and operating condition.

During 2005, we incurred a net loss applicable to common stockholders of $2,482,000 whereas during 2004 our net loss applicable to common stockholders was $598,000. Our total capital deficiency at December 31, 2005 was $32.8 million as compared to December 31, 2004 when our total capital deficiency was $30.3 million. As of December 31, 2005, we had an accumulated deficit of approximately $32.8 million. Our principal sources of liquidity have been cash provided by loans from management and cash generated by operations. Our principal uses of cash have been for working capital and research and development.

At December 31, 2005, our available cash totaled approximately $759,000 compared to $851,000 at December 31, 2004. We have no borrowing capacity and as of December 31, 2005 we had debts and liabilities to third parties of approximately $10 million (including $6.1 million under the Key License) and to Health-Chem (which owns 90% of our outstanding shares of common stock) of approximately $29 million.

Our working capital deficit increased by approximately $2.3 million to $24.2 million from December 31, 2004 to December 31, 2005 due principally to a decrease of $.4 million in current assets, consisting primarily of decreases in cash, accounts receivable, amounts due from financing agency and inventory, of $.1 million, $.1 million, $.1 million and $.1 million, respectively, and to an increase of $1.9 million in current liabilities, consisting primarily of increases in royalties payable, preferred stock dividends payable and other liabilities, of $1.6 million, $.6 million and $.5 million, respectively, partially offset by a decrease in accounts payable of $.8 million. The decrease in accounts receivable resulted from a decrease in sales in the month of December 2005 as compared to the month of December 2004 and also reflects the timing of customer payments. The decrease in due from financing agency is due to the Company terminating its relationship with the financing agency in April 2005. The decrease in inventory reflects reduced transdermal nitroglycerin product sales and the timing of raw material purchases. The royalties payable increase is due to the Company not making payments to Key. The increase in preferred stock dividends payable is due to legally available funds not being available to make the required dividend payment. The other liabilities increase is due primarily to increases in accrued chargebacks and trade show discounts.

Cash used for operating activities for the twelve months ended December 31, 2005 was $154,000, as compared to cash provided by operating activities of $101,000 for the same period in 2004. The decrease is due primarily to the $2.5 million net loss applicable to common stockholders in 2005 and to decreasing accounts receivable, amount due from financing agency, inventory and accounts payable of $.1 million, $.1 million, $.1 million and $.8 million, respectively, and increasing royalties payable, other liabilities and mortgage escrow deposit of $1.6 million, $.5 million and $.2 million, respectively, in 2005 as compared to the $.6 million net loss applicable to common stockholders and increasing accounts receivable, inventory, accounts payable, royalties payable and other liabilities of $2.1 million, $.5 million, $.4 million, $1.6 million and $.4 million, respectively, in 2004. Investing activities for the twelve months ended December 31, 2005 used cash of $87,000 as compared to the same period in 2004 which used cash of $279,000. This decrease in use of cash is due to lower additions to property, plant and equipment for 2005. Financing activities for the twelve months ended December 31, 2005 provided $149,000 of cash as compared to the same period in 2004 which provided $566,000 of cash.

As of December 31, 2005, we owed an aggregate of $6.1 million to Key under the Key License. Management has entered into discussions with Key to resolve the outstanding royalties but the parties have not achieved a resolution, if one is reached at all. Any failure to enter into an agreement to satisfy our obligations under the Key License would have a material adverse effect on the financial condition and operations of the Company.

Expenditures in 2006 such as capital expenditures, research and development costs and other operating expenses have been financed by cash generated from operating activities. The Company anticipates that it will not require any material capital expenditures for property, plant or equipment in 2007. At December 31, 2006, the Company estimates that it had expended approximately $125,000 for capital expenditures for property, plant and equipment in 2006.

Given our current financial condition and outstanding obligations, we are uncertain as to our future sources of cash as we expect to encounter difficulty accessing capital markets or obtaining financing from traditional lenders. We expect that our liquidity position and ability to obtain cash from outside sources will be materially impacted by the terms of the agreements we may enter into with the holders of the Debentures and Key and the other factors enumerated above under the heading “Factors which Affect or May Impact Our Current and Future Operations.”

Contractual Obligations.

The following table summarizes our contractual obligations at December 31, 2005 (in thousands):

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to Health-Chem under Corporate Services Agreement (1)	$8,280				$8,280
Note Payable to Subsidiary of Health-Chem (2)	7,000	$7,000
Amount due to holder of preferred stock (3)	13,544	13,544
Royalties owed to Key (4)	6,108	6,108
Sale/Leaseback (Operating Lease) (5)	2,974	212	$425	$425	1,912
Long-term Debt (6)	167			167
Total	$38,073	$26,864	$425	$592	$10,192

(1) Represents the amount due by the Company to Health-Chem under the Group’s cash management practices, wherein the Company borrows all of its cash requirements from Health-Chem and advances all excess cash to Health-Chem. Interest on the balance is calculated based upon the average outstanding intercompany balance and interest rate on Health-Chem’s debt. The average interest rate charged was 10.375% and 11.34% during 2005 and 2004, respectively.

(2) Represents the amount due, including accrued interest, on a 9% Subordinated Promissory Note issued by Hercon to Health-Chem on August 31, 1995 in payment of outstanding borrowings under the Group’s cash management practices. The Company is required to make semi-annual interest payments on this promissory note in each March and September. The Note was originally due in March 1999 and was extended by the Board of Health-Chem to March 2002. The Company currently is in default on its obligation to repay amount due under this promissory note.

(3) Represents the amount required to (i) redeem the current outstanding portion (850,000 shares) of the 1,000,000 shares of the Company’s redeemable preferred stock, $10.00 par value, originally issued by the Company to Herculite Products, Inc., a wholly-owned subsidiary of Health-Chem, on August 31, 1995 in payment for the manufacturing facility in which the Company’s operations are conducted and (ii) to pay the aggregate of the accrued annual preferred dividends of $.70 payable in each year during which the preferred stock is outstanding. The preferred stock provided for an annual sinking fund payment of $500,000 in 1996, $1,000,000 in each of the years 1997 through 2004 and a final redemption payment of $1,500,000 due in March 2005. The Company made the required redemption payments of $500,000 and $1,000,000 in 1996 and 1997, respectively, but has made no subsequent required redemption payments. The Company has not made any dividend payments since 1998. The 850,000 shares of preferred stock currently outstanding accrue annual dividends of $595,000. The $13,544,000 consists of $8,500,000 required to redeem the preferred stock and $5,044,000 of accrued dividends.

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

Liquidity and Operations Going Forward.

The Company intends to continue its efforts to complete the necessary steps in order to meet its future cash flow requirements and to continue its pursuit of new products and contract manufacturing opportunities. Management’s plans in this regard include, but are not limited to, the following:

•	continue with preliminary negotiations with Key with respect to devising a plan to pay the royalties due under the Key License and possibly negotiate a new license agreement;

•
continue with existing projects whereby the Company is developing other transdermal products for client companies and where the Company will be the contract manufacturer of these products, if, among other things, FDA approval is obtained;

•	form business alliances with other pharmaceutical companies in connection with the development and/or manufacture of new products;

•	raise additional working capital through borrowing or by issuing equity; and

•	evaluate new directions for the Company’s operations.

Management believes that actions presently being taken will need to be further realigned or otherwise amended so that the Company will be in a position to generate sufficient revenues to provide positive cash flows from operations and meet its obligations as they become due. However, there can be no assurance that this will occur.

Given our current financial condition and outstanding obligations, we are uncertain as to our future sources of cash as we expect to encounter difficulty either accessing capital markets or obtaining financing from traditional lenders. We expect that our liquidity position and ability to obtain cash from outside sources will be materially impacted by the terms of the agreements we may enter into with the holders of the Debentures and Key and the other factors enumerated above under the heading “Factors which Affect or May Impact Our Current and Future Operations.”

Off-Balance Sheet Arrangements.

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The Company has identified revenue recognition and legal matters as its critical accounting policies.

Revenue Recognition.

Revenue is recognized for product sales upon shipment when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net revenues and within other current liabilities. Other current liabilities include $1,745,000 and $1,267,000 at December 31, 2005 and 2004, respectively, for certain rebates and other adjustments that are paid to customers.

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

Price Adjustments — Price adjustments, which include shelf stock adjustments, are credits issued to reflect decreases in the selling prices of our products. Shelf stock adjustments are based upon the amount of product that our customers have remaining in their inventories at the time of the price reduction. Decreases in our selling prices are discretionary decisions made by us to reflect market conditions. Amounts recorded for estimated price adjustments are based upon specified terms with direct customers, and in the case of shelf stock adjustments, estimates of inventory held by the customer.

Returns — Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Our estimate of the provision for returns is based upon our historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which our customers may return product. This period is known by us based on the shelf lives of our products at the time of shipment.

Chargebacks — The provision for chargebacks is the most significant estimate used in the recognition of revenue. The Company markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. The Company also markets products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as “indirect customers.” The Company enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler whom they actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers which establish contract pricing for certain products which the wholesalers provide. Under either arrangement, the Company will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback, while the difference between the contracted price and the wholesaler’s invoice price is referred to as the chargeback rate. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers. Additionally, internal estimates are prepared based upon historical buying patterns and estimated end user demand. Such information allows us to estimate the potential chargeback that we may ultimately owe to our customers given the quantity of inventory on hand. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available.

Legal Matters.

The Company is not involved in any legal proceedings. However, Health-Chem is involved in one legal matter that, if a significant adverse outcome results, may have an impact on the Company

Recent Accounting Pronouncements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). FIN 46(R) addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. FIN 46(R) focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and non-controlling interests at fair value and subsequently account for the variable interest as if it were consolidated based on majority voting interest. As a result of FIN 46(R), effective as of December 31, 2004, the Company’s consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC, which is a related party.

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2)in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans. We expect that the impact of this act will not be material.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 also requires that allocation of fixed production overhead costs be based on normal production activity. The provisions of SFAS 151 are effective for inventory costs incurred beginning in January 2006, with adoption permitted for inventory costs incurred beginning in January 2005. Adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Management is currently assessing the impact that adoption of this Statement will have on the Company’s Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. SFAS 154 also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Inflation.

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

ITEM 7. FINANCIAL STATEMENTS

Transderm submits with this report the financial statements and related information listed in the Index to Consolidated Financial Statements on page F-1 following this report's signature page.

Index to Consolidated Financial Statements.

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2005 and 2004	F-3

Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003	F-4

Consolidated Cash Flow Statements
Years Ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Stockholders’ Deficiency
Years Ended December 31, 2005, 2004 and 2003	F-6

Notes to Consolidated Financial Statements	F-7 to F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Transderm Laboratories Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Transderm Laboratories Corporation and Subsidiaries (“Transderm” or the ”Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows, and stockholders’ deficiency for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of Transderm’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transderm Laboratories Corporation and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company is in default of payments to its bondholders and licensors, and has working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/s DEMETRIUS & COMPANY, L.L.C.
Wayne, New Jersey
February 27, 2007

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$759	$851
Accounts receivable - net	2,908	2,962
Due from financing agency	0	110
Inventories	1,168	1,302
Other current assets	24	23
Total Current Assets	4,859	5,248

PROPERTY, PLANT AND EQUIPMENT, net	1,718	1,947

MORTGAGE ESCROW DEPOSIT	200	0

OTHER NON-CURRENT ASSETS	0	44

TOTAL ASSETS	$6,777	$7,239

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$280	$1,101
Royalties payable	6,108	4,522
Other liabilities	2,119	1,597
Current portion of long-term debt	42	0
Subordinated promissory note	7,000	7,000
Redeemable preferred stock	8,500	8,500
Preferred stock dividends payable	5,044	4,449
Total Current Liabilities	29,093	27,169

LONG-TERM LIABILITIES	10,471	10,245

COMMITMENTS

MINORITY INTEREST	0	130

PREFERRED STOCK	0	0

STOCKHOLDERS’ DEFICIENCY
Common stock, par value $.001 per share;
60,000,000 shares authorized; 40,000,000
shares issued and outstanding in 2005 and 2004	40	40
Accumulated deficit	<32,827>	<30,345>
Total Stockholders’ Deficiency	<32,787>	<30,305>

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,777	$7,239

See Notes to Consolidated Financial Statements.

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2005			2004			2003
REVENUE:
Net sales		$7,586			$9,192			$7,896
Cost of goods sold - royalties		1,586			1,594			1,518
Cost of goods sold - other		4,861			4,654			4,469
Total cost of goods sold		6,447			6,248			5,987
Gross profit		1,139			2,944			1,909

OPERATING EXPENSES:
Selling, general and administrative		1,822			1,706			1,933
Research and development		438			414			418
Interest		1,126			1,121			1,124
Total operating expenses		3,386			3,241			3,475

LOSS FROM OPERATIONS		<2,247	>		<297	>		<1,566	>
Product development income		349			239			31
Other income <expense> - net		0			55			0

LOSS FROM OPERATIONS BEFORE TAXES
AND MINORITY INTEREST		<1,898	>		<3	>		<1,535	>
Minority interest		11			0			0
Income tax benefit		0			0			0
NET LOSS		<1,887	>		<3	>		<1,535	>

PREFERRED DIVIDENDS		595			595			595

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$	<2,482	>	$	<598	>	$	<2,130	>

Loss per common share (basic & diluted):

LOSS PER COMMON SHARE	$	<.06	>	$	<.01	>	$	<.05	>

Average number of common shares
outstanding: (in thousands)
Basic		40,000			40,000			40,000
Diluted		40,000			40,000			40,000

See Notes to Consolidated Financial Statements.

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED CASH FLOW STATEMENTS
(In thousands)

	Years Ended December 31,
	2005			2004			2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to common stockholders	$	<2,482	>	$	<598	>	$	<2,130	>
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization		316			326			381
Preferred stock dividends payable		595			595			595
Loss on disposal of property, plant & equipment		0			0			5
Minority interest		<11	>		0			0
Changes in:
Accounts receivable		54			<2,095	>		<649	>
Due from financing agency		110			59			<36	>
Inventories		134			<536	>		<170	>
Other current assets		<1	>		2			<3	>
Mortgage escrow deposit		<200	>		0			0
Other non-current assets		44			<44	>		0
Accounts payable		<821	>		428			155
Royalties payable		1,586			1,594			1,518
Other liabilities		522			370			431
Net cash <used for> provided by operating
activities		<154	>		101			97

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment		<87	>		<279	>		<38	>
Net cash used for investing activities		<87	>		<279	>		<38	>

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from affiliates, net		<62	>		500			158
Long-term debt proceeds		1,400			1,903			0
Long-term debt payments		<1,200	>		<1,967	>		<150	>
Minority interest contributions		11			130			0
Net cash provided by financing activities		149			566			8

NET <DECREASE> INCREASE IN CASH		<92	>		388			67
Cash at beginning of year		851			463			396
Cash at end of year		$759			$851			$463

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest		$248			$359			$260
Income taxes		0			0			0

Supplemental Disclosures of Non-Cash Financing
Activities:
Conversion of members’ capital to long-term
debt		$130			$0			$0

See Notes to Consolidated Financial Statements.

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

	Common Stock	Accumulated Deficit			Total

Balance, January 1, 2003	$40	$	<27,617	>	$	<27,577	>

Net loss			<1,535	>		<1,535	>

Preferred dividends			<595	>		<595	>

Balance, December 31, 2003	40		<29,747	>		<29,707	>

Net loss			<3	>		<3	>

Preferred dividends			<595	>		<595	>

Balance, December 31, 2004	40		<30,345	>		<30,305	>

Net loss			<1,887	>		<1,887	>

Preferred dividends			<595	>		<595	>

Balance, December 31, 2005	$40	$	<32,827	>	$	<32,787	>

See Notes to Consolidated Financial Statements.

TRANSDERM LABORATORIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. Nature of Operations

Transderm Laboratories Corporation (“Transderm”) and its subsidiary, Hercon Laboratories Corporation (“Hercon”) (collectively the “Company”) are engaged in the development, manufacture and marketing of transdermal drug delivery systems. Since 1986, the Company has manufactured a transdermal nitroglycerin patch which was the first such product introduced for the generic market in the United States. The product is used for transdermal relief of vascular and cardiovascular symptoms related to angina pectoris. The Company sells the transdermal nitroglycerin patch to distributors and wholesalers who distribute it in the United States.

In addition to its transdermal nitroglycerin products, the Company is developing other transdermal products for client companies and will be the contract manufacturer of these products if United States Food and Drug Administration (“FDA”) approval is obtained. The Company is also conducting a number of feasibility studies on drugs to be developed independently or for client companies and pursuing additional contract manufacturing opportunities. There is no assurance that FDA filings for additional products will be submitted or that FDA approval for any additional products will be obtained.

2. Summary of Significant Accounting Policies

a. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Transderm and Hercon. As of December 31, 2004, the consolidated financial statements also include a Variable Interest Entity (“VIE”), York Realty Leasing LLC, of which Transderm is the primary beneficiary as further described in Note 5. All significant intercompany accounts and transactions, including those involving the VIE, have been eliminated in consolidation. The Company is a 90% owned subsidiary of Health-Chem Corporation (“Health-Chem”).

b. Cash Equivalents

Money market funds and investment instruments with original maturities of ninety days or less are considered cash equivalents.

c. Fair Value of Financial Instruments and Concentrations of Credit Risk

Management believes that the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amount of the Company’s long-term debt also approximates fair value. Management believes that determining a fair value for the Company’s redeemable preferred stock is impractical due to the closely-held nature of these securities.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Periodically, the Company has cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company mitigates this risk by depositing its cash in high quality financial institutions. To reduce credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition but does not generally require collateral. Approximately 80% and 78% of the accounts receivable balances represent amounts due from two customers at December 31, 2005 and 2004, respectively.

The percentage of sales to each major customer who was responsible for 10% or more of the total revenues is as follows:
	Years Ended December 31,
	2005	2004	2003
Customer A	13%	23%	15%
Customer B	42%	30%	34%

At December 31, 2005 and 2004, accounts receivable of approximately $2,340,000 and $2,333,000, respectively were from such customers.

d. Revenue Recognition and Accounts Receivable

The Company recognizes revenue for product sales upon shipment when title and risk of loss pass to its customers and when provisions for estimates, including trade discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the years ended December 31, 2005, 2004 and 2003.

The Company has historically provided financial terms to customers in accordance with what management views as industry norms. Financial terms, for credit-approved customers, are generally on a net 30-61 day basis, though most customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer’s payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods. When accounts receivable are considered uncollectible, they are charged against the allowance.

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

Consistent with industry practices, customers may return short-dated or expired product within a specified period prior to and subsequent to the expiration date. The Company’s estimate of the provision for returns is based upon historical experience with actual returns.

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

The Company has agreements with certain indirect customers, such as independent pharmacies, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit management companies, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from whom they purchase the products at these contracted prices. The Company will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers.

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

g. Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges in 2005, 2004 and 2003.

h. Accounts Receivable Financing

In January 2001, the Company entered into an agreement to sell certain of its accounts receivable with full recourse to a factor, Bay View Funding. The agreement, as amended, provided for a maximum amount of financing availability of $1.5 million. Under this agreement, the Company sold, on a revolving basis, an undivided percentage ownership in certain accounts receivable. As existing receivables were collected, undivided interests in new eligible receivables were sold. The Company sold accounts receivable of $0 and $3,091,000 to Bay View Funding during 2005, and 2004, respectively. The amounts due from the factor were $0 and $110,000 at December 31, 2005 and 2004, respectively. Accounts that became 90 days past due were no longer eligible to be sold and the Company had to repurchase the receivable. The Company addresses the risk of loss associated with these repurchased receivables in its allowance for doubtful accounts. Expenses incurred under this factoring program totaling $43,000, $132,000 and $243,000 for 2005, 2004 and 2003, respectively, are included on the selling, general and administrative expense line in the Consolidated Statements of Operations. The Company terminated its agreement with Bay View Funding in April 2005 because management believed that the Company no longer needed the services of a factor.

i. Research and Development

Research and development costs are charged to operations as incurred.

j. Income Taxes

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

k. Cash Management

The Company participates in Health-Chem’s cash management practice, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance was approximately $8,280,000 and $8,342,000 at December 31, 2005 and 2004, respectively. Interest is charged based upon the average outstanding intercompany balance and interest rate on Health-Chem’s debt. The average interest rate charged was 10.375% and 11.34% during 2005 and 2004, respectively. On August 31, 1995, Hercon issued to Health-Chem a $7,000,000, 9% Subordinated Promissory Note in exchange for the then outstanding borrowings from affiliates. The Company is required to make semi-annual interest payments each March and September on this note. The principal amount of $7,000,000 was due on March 31, 2002. In March, 2002 the Company defaulted on its obligation to repay the principal amount of $7,000,000.

l. Expenses Charged by Health-Chem

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem pays for certain administrative expenses on behalf of the Company for which Health-Chem is reimbursed. These expenses are comprised primarily of an allocation of corporate services including executive, professional, legal and accounting. The allocation of these costs, approximately $348,000, $229,000 and $393,000 for 2005, 2004 and 2003, respectively, reflect Health-Chem’s estimate of their cost for these services based upon a method (allocation based upon the Company’s net sales as a percentage of Health-Chem’s consolidated net sales) which is considered by the Company to be reasonable. The Company estimates that these expenses, on a stand-alone basis, would not have been materially different from the costs allocated.

m. Per Share Information

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding during each year after adjustment for any dilutive effect of the Company's stock options.

A reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2005, 2004 and 2003 is presented below (in thousands, except per share amounts):

	2005							2004							2003
	Income (Numer- ator)			Shares (Denom- inator)	Per Amount Share			Income (Numer- ator)			Shares (Denom- inator)	Per Share Amount			Income(Numer- ator)			Shares (Denom- inator)	Per Share Amount

Net loss	$	<1,887	>					$	<3	>					$	<1,535	>

Preferred stock dividends		<595	>						<595	>						<595	>

Basic Earnings Per Common Share
Net loss applicable to common stock- holders		<2,482	>	40,000	$	<.06	>		<598	>	40,000	$	<.01	>		<2,130	>	40,000	$	<.05	>

Effect of Dilutive Securities
Stock options		0		0					0		0					0		0

Diluted Earnings Per Common Share
Net loss applicable to common stock- holders	$	<2,482	>	40,000	$	<.06	>	$	<598	>	40,000	$	<.01	>	$	<2,130	>	40,000	$	<.05	>

n. Stock Options

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

	Years Ended December 31,
	2005			2004			2003

Net loss applicable to common stockholders,
as reported:	$	<2,482	>	$	<598	>	$	<2,130	>
Add: Stock-based compensation expense
recognized under the intrinsic value method		0			0			0
Deduct: Stock-based compensation expense
determined under fair value based method		0			0			0
Pro forma net loss applicable to common
stockholders	$	<2,482	>	$	<598	>	$	<2,130	>

Net loss per common share:
Basic – as reported	$	<.06	>	$	<.01	>	$	<.05	>
Basic – pro forma	$	<.06	>	$	<.01	>	$	<.05	>
Diluted – as reported	$	<.06	>	$	<.01	>	$	<.05	>
Diluted – pro forma	$	<.06	>	$	<.01	>	$	<.05	>

o. Use of Estimates in the Preparation of Financial Statements

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

p. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). FIN 46(R) addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. FIN 46(R) focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and noncontrolling interests at fair value and subsequently account for the variable interest as if it were consolidated based on majority voting interest. As a result of FIN 46(R), effective as of December 31, 2004, the Company’s consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC.

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2)in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans. We expect that the impact of this act will not be material.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 also requires that allocation of fixed production overhead costs be based on normal production activity. The provisions of SFAS 151 are effective for inventory costs incurred beginning in January 2006, with adoption permitted for inventory costs incurred beginning in January 2005. Adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Management is currently assessing the impact that adoption of this Statement will have on the Company’s Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. SFAS 154 also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

q. Reclassifications

The Company reclassified certain prior period financial statement balances to conform to current presentations.

3. Going Concern

As of December 31, 2005, the Company had aggregate debts and liabilities of $39,564,000 and had a working capital deficiency of $24,234,000. It has also sustained operating losses in each of the last three years. These debts and liabilities include $13,544,000 related to redeemable preferred stock under which the Company is currently in default, $7,158,000 related to a subordinated promissory note under which the Company is currently in default and $8,280,000 related to a long-term payable, with all three of these amounts being owed to Health-Chem. Also included in these debts and liabilities is $6,108,000 of royalties due under a license agreement with Key Pharmaceuticals, Inc. (“Key”) which allows the Company to utilize certain technology incorporated into our current transdermal patch which has been accumulating since 2000. The Consolidated Statement of Operations for the years ended December 31, 2005 includes $595,000 of preferred dividends expense, $853,000 of Health-Chem interest expense and $1,586,000 of Key royalty expense. The Company has been able to continue to operate by not having paid these creditors. The Company has been paying its debts and liabilities not related to Health-Chem or the license on a current basis from cash flow generated from operations. The Company does not have cash on hand to repay any of the amounts due Health-Chem or the royalty payment owed under the license agreement. The Company’s financial condition has prevented it from securing financing or obtaining loans from which it could repay all or a portion of the amounts due.

The Company is also in breach of the Key license agreement for failing to pay royalties as they became due. The Company’s default under and breach of this license agreement entitles the licensor to terminate the agreement. If this creditor took legal action against the Company, the Company would not be able to continue as a going concern unless there was an increase in profitability and/or an infusion of additional funds in order to meet these obligations for both the past amounts due and ongoing amounts as they became due.

The Company intends to continue its efforts to complete the necessary steps in order to meet its future cash flow requirements and to continue its pursuit of new products and contract manufacturing opportunities. Management’s plans in this regard include, but are not limited to, the following:

•	Continue with the preliminary negotiations entered into with Key with respect to devising a plan to pay the royalties due, including possibly negotiating a new royalty agreement.

•
Continue with existing projects where the Company is developing other transdermal products for client companies and where the Company will be the contract manufacturer of these products if FDA approval is obtained.

•	Form business alliances with other pharmaceutical companies on the development and/or manufacturing of new products.

•	Raise additional working capital through borrowing or through issuing equity.

•	Evaluate new directions for the Company.

Management believes that actions presently being taken will need to be further realigned or otherwise amended so that the Company will be in a position to generate sufficient revenues to provide positive cash flows from operations and meet its obligations as they become due. However, there can be no assurance that this will occur. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4. Inventories (In thousands)
	December 31,
	2005	2004

Raw materials	$630	$525
Finished goods and work in process	538	777
	$1,168	$1,302

5. Property, Plant and Equipment

In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC, an affiliated company, for a sale price of $1.9 million. Concurrent with the sale, the Company entered into a 15-year net lease for the property expiring in December 2019, which can be extended by the Company for an additional five years. The agreement provides for a Company repurchase option at a price of $1,995,000. The base annual lease cost during the initial 15 year term is $212,400, and the base lease expense for the remaining term of the lease is as follows: 2006 - $212,400; 2007 - $212,400; 2008 - $212,400; 2009 - $212,400; 2010 - $212,400; and 2011 and thereafter - $1,911,600. In December 2002, the Company had received an appraisal for the real property, including the structures and appurtenances, which appraised the market value of the property at $1,850,000. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,500 second mortgage, a portion of which was held by related parties. Andy Yurowitz, the Company’s Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company’s consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. In December 2005, York Realty Leasing LLC obtained a $1.4 million mortgage on this property with a financial institution.

The Company's property, plant and equipment balances are as follows (in thousands):

	December 31,
	2005	2004

Land	$120	$120
Buildings	2,734	2,734
Equipment and leasehold improvements	8,572	8,323
Construction-in-progress	92	254
Total Property, Plant and Equipment	11,518	11,431
Less accumulated depreciation and amortization	9,800	9,484
Net Property, Plant and Equipment	$1,718	$1,947

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $316,000, $326,000 and $381,000, respectively.

6. Other Liabilities (In thousands)

	December 31,
	2005	2004

Accrued chargebacks	$1,067	$682
Accrued rebates & allowances	367	454
Accrued trade show discounts	196	73
Allowance for returns	115	59
Accrued audit fees	120	83
Accrued interest – Health-Chem	158	158
Accrued interest on the second mortgage	0	32
Accrued interest on other related party debt	35	0
Accrued interest on other debt	5	2
Other	56	54
	$2,119	$1,597

7. Long-Term Debt

The Company's long-term debt balances are as follows (in thousands):

	December 31,
	2005	2004

Long-term payable – Health-Chem	$8,280	$8,342
Subordinated promissory note – Health-Chem	7,000	7,000
Mortgage payable	1,400	0
Payable to York Realty Leasing LLC members	666	1,736
Note payable	167	167
Subtotal	17,513	17,245
Less current portion	7,042	7,000
Total Long-Term Debt	$10,471	$10,245

The Company participates in Health-Chem’s cash management practice, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance was $8,280,000 and $8,342,000 at December 31, 2005 and 2004, respectively. Interest is charged based upon the average outstanding intercompany balance and interest rate on Health-Chem’s debt. The average interest rate charged was 10.375% and 11.34% during 2005 and 2004, respectively. On August 31, 1995, Hercon issued to Health-Chem a $7,000,000, 9% Subordinated Promissory Note in exchange for the then outstanding borrowings from affiliates. The Company is required to make semi-annual interest payments each March and September on this note. The principal amount of $7,000,000 was due on March 31, 2002. In March, 2002 the Company defaulted on its obligation to repay the principal amount of $7,000,000.

In the spring of 2000, the Company obtained a $1.6 million loan from Mercury Capital Corporation at 15% interest per annum secured by a mortgage on the Company’s Pennsylvania facility. In December 2003, Mercury Capital Corporation assigned this mortgage to William Robbins. In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. The proceeds from the sale were used to satisfy the $1.6 million first mortgage noted above and to substantially pay off a $367,500 second mortgage. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it was unable to negotiate a like transaction with an unaffiliated party. In December 2005, York Realty Leasing LLC obtained a $1.4 million mortgage from Fulton Bank. Proceeds from the mortgage were used to pay down the $1.2 million of member loans from William Robbins. Andy Yurowitz, the Company’s Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. William Robbins is also a 50% owner of York Realty Leasing LLC. In addition to capital contributions that Messrs. Yurowitz and Robbins made to York Realty Leasing LLC, as of December 31, 2005 each had loans outstanding to York Realty Leasing LLC totaling $201,000 and $465,000, respectively. York Realty Leasing LLC has classified these two member loans of $666,000 as long-term and is accruing interest of 15% per annum on both loans. The members of York Realty Leasing LLC have provided the Company with documentation indicating that these loans would not have to be repaid until January 15, 2007. As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company’s consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC, including the $666,000 member loans.

In August 2001, the Company obtained a $367,500 loan from Zackfoot Investments, LLC at 12.5% interest per annum secured by a mortgage on the Company’s Pennsylvania facility. This loan was repaid during 2004. Of the nine initial investors in Zackfoot Investments, LLC, five were current or former members of Health-Chem’s Board of Directors and one investor was a former officer of Health-Chem Corporation. Each investor received eight shares of the Health-Chem’s common stock for each dollar invested.

The York Realty Leasing LLC mortgage with Fulton Bank has payment terms of eighty three (83) consecutive monthly installments of principal and interest of $13,065 commencing January 1, 2006, with one final payment of all unpaid principal and interest payable on December 1, 2012. The interest rate associated with this mortgage is one-half (1/2) percent over Fulton Bank’s prime rate. The average interest rate charged during 2006 was 8.36%. As of December 31, 2005, the approximate aggregate annual maturities of long-term debt for the next five years, which consists solely of the York Realty Leasing LLC mortgage, were: 2006 - $42,000; 2007 - $40,000; 2008 - $43,000; 2009 - $47,000 and 2010 - $51,000. Terms of the mortgage require York Realty Leasing LLC to maintain an escrow account at Fulton Bank. The balance in this account at December 31, 2005 was $200,000.

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

8. Employee Benefit Plan

All permanent, full-time non-union employees of the Company are eligible to participate in Health-Chem’s 401(k) Plan (the “Plan”) following six months of employment. The Plan allows eligible employees to defer up to 20% of their compensation on a pre-tax basis through contributions to the Plan. The Company may contribute for each participant a matching contribution equal to a percentage of the elective contributions made by the participants. The decision to make matching contributions and the amount of such contributions will be made each year by the Company. These Company matching contributions were $14,000, $13,000 and $16,000 in 2005, 2004 and 2003, respectively.

9. Commitments & Contingencies

In December 2004, the Company entered into a sale/leaseback agreement with York Realty Leasing LLC for the land, buildings, improvements and equipment at the Company’s previously-owned manufacturing facility in Emigsville, Pennsylvania. The term of the lease is for fifteen years, expiring in December 2019, can be extended an additional five years and contains a repurchase option. The selling price was $1.9 million and annual lease payments are $212,400. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,000 second mortgage. The effects of this sale/leaseback agreement have been eliminated in consolidation as a result of York Realty Leasing LLC being considered a Variable Interest Entity.

Approximately thirty-two percent of the Company’s employees are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO (“R.W.D.S.U.”). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company’s regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees.

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

We market all of our products through a single marketing representative. If we were to lose the services of such marketing agent for any reason or said entity does not maintain a steady demand for our product, and we are unable to identify an adequate replacement, our business, results of operations and financial condition would be materially adversely affected.

We rely on insurance to protect us from many business risks, including product liability, business interruption, property and casualty loss and employment practices liability. The cost of insurance has risen significantly in recent years. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. There can be no assurance that the insurance that we maintain and intend to maintain will be adequate, or that the cost of insurance and limitations in coverage will not adversely affect our business, financial position or results of operations. Furthermore, it is possible that, in some cases, coverage may not be available at any price.

10. Preferred Stock

In April 1995, Health-Chem’s Board of Directors approved a plan to realign certain of its business operations in order to separate its transdermal pharmaceutical business from its then other businesses. As part of such realignment, on August 31, 1995 the Company issued to Herculite Products, Inc. (“Herculite”), which is a wholly-owned subsidiary of Health-Chem, 1,000,000 shares of the Company’s redeemable preferred stock, $10.00 par value, in exchange for the manufacturing facility in which Hercon’s operations are conducted and the 985 shares of Hercon common stock owned by Herculite. The Company is required to make semi-annual preferred dividend payments out of funds legally available each March and September at the annual rate of $0.70 per share on the then-outstanding shares of its redeemable preferred stock. Legally available funds were not available to make the 1998 through 2006 preferred dividend payments, nor were they available to make the required $1,000,000 redemption payments in each March for the years 1998 through 2004. An additional required redemption payment of $1,500,000 due in March 2005 was also not made due to legally available funds not being available to make the redemption payment. The terms of the preferred stock provide that if either dividends payable on the preferred stock shall be in default in an amount equal to two full semi-annual dividend payments or a mandatory redemption payment is not made, the holder of all of the outstanding shares of the preferred stock shall be entitled to elect the smallest number of Directors necessary to constitute a majority of the Company’s Board of Directors until such time as the default is cured. Health-Chem waived this right since, as a practical matter, it already possessed such power.

11. Stock Options

Options granted under the Company’s stock option plan are exercisable for up to ten years from the grant date. A summary of the status of the Company's plan as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is presented below:

	2005		2004			2003
	Shares	Weighted Average Exercise Price	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price

Outstanding at
beginning of year	0	$.00	150,000		$.125	1,150,000		$.125

Granted	0		0			0

Exercised	0		0			0

Forfeited	0		<150,000	>		<1,000,000	>

Outstanding at end
of year	0	$.00	0		$.00	150,000		$.125

Options exercisable
at year-end	0		0			150,000

Weighted-average
fair value of
options granted
during the year		$.00			$.00			$.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not award any option grants during the years ended December 31, 2005, 2004 and 2003 and no stock options were outstanding at December 31, 2005 and December 31, 2004.

12. Taxes on Income (In thousands)

	Years Ended December 31,
	2005	2004	2003
Taxes on income include provision <benefit> for:
Federal income taxes	$0	$0	$0
State and local income taxes	0	0	0
Total	$0	$0	$0

Taxes on income are comprised of:
Current	$0	$0	$0
Deferred	0	0	0
Total	$0	$0	$0

A reconciliation of taxes on income to the federal statutory rate is as follows:

	Years Ended December 31,
	2005			2004			2003
Tax benefit at statutory rate	$	<595	>	$	<1	>	$	<522	>
Increase <decrease> resulting from:
Net operating and other tax loss
carryforwards that expired		844			0			0
State and local taxes, net of federal
tax benefit		<88	>		0			<77	>
Other		11			<205	>		0
Change in valuation allowance		<172	>		206			599
Tax provision <benefit>		$0			$0			$0

At December 31, 2005 and 2004, the deferred tax assets and liabilities result from the following temporary differences and carryforwards:

	2005		2004
Deferred tax assets:
Net operating and other tax loss
carryforwards	$4,807		$4,900
Accumulated depreciation	0		78
Total deferred tax assets	4,807		4,978

Deferred tax liabilities:
Accelerated depreciation	1		0
Total deferred tax liabilities	1		0
Net deferred tax asset before valuation
allowance	4,806		4,978
Valuation Allowance	<4,806	>	<4,978	>

Net deferred tax asset	$0		$0

The Company is part of a consolidated group and included in the consolidated federal income tax return of its parent, Health-Chem. The Company is also party to a Tax Sharing Agreement with Health-Chem. Deferred tax assets and liabilities are provided by the Company on a stand-alone basis for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The Company had a deferred tax asset of $4.8 million at December 31, 2005 as a result of its losses which may be used in the future should the consolidated group have taxable income. This deferred tax asset had an allowance reserve of $4.8 million at December 31, 2005. Therefore, no asset is shown as a deferred tax asset as of December 31, 2005 as a result of the losses not being used by the Company’s parent to offset any taxes due for 2005 since the consolidated group showed a loss for 2005 and has net operating loss carryforwards. These net operating loss carryforwards expire in various years through 2025. The Company and its subsidiary file a stand-alone return for state purposes. At December 31, 2005, the Company had approximately $15.2 million of net operating loss carryforwards in various states in which the Company and its subsidiary operate which are available to absorb allocated portions of future taxable income for state tax purposes. The state operating loss carryforwards expire in various years through 2025. At December 31, 2005, valuation allowance relating to tax loss carryforwards was $4,806,000.

13. Interest (In thousands)

	Years ended December 31,
	2005	2004	2003
Interest expense	$1,126	$1,121	$1,124
Interest income	0	0	0
	$1,126	$1,121	$1,124

14. Related Party Transactions

The consolidated financial statements include the following items applicable to related parties (in thousands):

	December 31,
	2005	2004
Balance Sheets:

Property, plant and equipment, net	$1,610	$1,693

Payable to York Realty Leasing LLC members
(See Note 7)	666	1,736

Accrued interest on the second mortgage	0	32

Accrued interest on other related party debt	35	0

	Years Ended December 31,
	2005	2004	2003
Income Statements:
Interest	$267	$50	$46

Accrued interest on the second mortgage

In August 2001, the Company obtained a $367,500 loan from Zackfoot Investments, LLC at 12.5% interest secured by a mortgage on the Company’s Pennsylvania facility. This loan was repaid during 2004. At December 31, 2005 and 2004, the following related parties were owed interest with respect to this loan:

	2005	2004
Manfred Mayerfeld (Director)	$0	$21,000
Andrew Levinson (Director)	0	11,000
	$0	$32,000

Accrued interest on other related party debt

In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it was unable to negotiate a like transaction with an unaffiliated party. Andy Yurowitz, the Company’s Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. William Robbins is also a 50% owner of York Realty Leasing LLC. In addition to capital contributions that Messrs. Yurowitz and Robbins made to York Realty Leasing LLC, as of December 31, 2005 each had loans outstanding to York Realty Leasing LLC totaling $201,000 and $465,000, respectively. York Realty Leasing LLC has classified these two member loans of $666,000 as long-term and is accruing interest of 15% per annum on both loans.

Interest

Interest expense with respect to related parties for the years ended December 31, 2005, 2004 and 2003 is presented below:

	Years ended December 31,
	2005	2004	2003

Second mortgage	$0	$36,000	$46,000
York Realty Leasing LLC members	267,000	14,000	0
	$267,000	$50,000	$46,000

15. Minority Interest

As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company’s consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. Andy Yurowitz and William Robbins are each 50% owners of York Realty Leasing LLC. As of December 31, 2005, each had contributed $5,500 in capital to York Realty Leasing LLC. In 2005, York Realty Leasing LLC sustained a loss of $147,000 of which $11,000 was allocated to the stockholders of the LLC. This eliminated their cash investment as of December 31, 2005.

A former president of Hercon Laboratories Corporation maintains a 1.5% interest in Hercon Laboratories Corporation.

16. Quarterly Results of Operations (Unaudited)

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	(in thousands, except per share data)
2005
Net sales		$1,474			$2,224			$1,893			$1,995

Net loss applicable
to common stockholders	$	<182	>	$	<402	>	$	<326	>	$	<1,572	>

Net loss per
common share	$	<.005	>	$	<.010	>	$	<.008	>	$	<.039	>

Diluted net loss per
common share	$	<.005	>	$	<.010	>	$	<.008	>	$	<.039	>

2004
Net sales		$1,975			$2,128			$2,290			$2,798

Net income <loss> applicable
to common stockholders	$	<372	>	$	<37	>		$151		$	<340	>

Net income <loss> per common
share	$	<.009	>	$	<.001	>		$.004		$	<.009	>

Diluted net income <loss>
per common share	$	<.009	>	$	<.001	>		$.004		$	<.009	>

The above financial data may not total to the results indicated on the Company’s financial statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Demetrius & Company's offices are located at Wayne Interchange Plaza II, 155 Route 46, Wayne, New Jersey 07470.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the periods covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers.

The following table sets forth certain information about our directors and executive officers as of February 20, 2007:

Name	Age	Position	Year First Became a Director
Andy E. Yurowitz	71	Chairman of the Board, President, Chief Executive Officer and Director	2000

Ronald J. Burghauser	46	Chief Financial Officer, Treasurer and Secretary

Andrew J. Levinson	58	Director	2000

Manfred Mayerfeld	75	Director	2000

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

Andy E. Yurowitz has served as Chairman of the Board of Directors, President, Chief Executive Officer of Transderm since February 2000. Mr. Yurowitz has also served as Chairman of the Board of Directors, President, Chief Executive Officer of Health-Chem and all of the Group’s subsidiaries since February 2000.

Ronald J. Burghauser, a certified public accountant, has served as Chief Financial Officer, Treasurer and Secretary of the Company since November 2003. From May 2002 through October 2003, Mr. Burghauser was Controller of the Company. From April 1999 through September 2001, Mr. Burghauser was Chief Financial Officer for Oakworks, Inc., a manufacturer of therapeutic equipment. Mr. Burghauser serves as the chief financial officer, treasurer and secretary of each of the Group’s subsidiaries, positions which he has held since November 2003.

Andrew J. Levinson has been a practicing attorney for more than twenty-nine years. From September 2002 to the present, Mr. Levinson has been counsel to Greenberg & Kahr in New York City. Previously he was a partner in Phillips Nizer, LLP from March 2001 to August 2002. Mr. Levinson serves as a member of the Board of Transderm and each of the Group’s subsidiaries, positions which he has held since February 2000. Mr. Levinson has also served on the Board of Directors of Health-Chem and all of the Group’s subsidiaries since February 2000.

Manfred Mayerfeld retired from teaching in 1991. Since then he has been active in real estate investing and property management. Mr. Mayerfeld serves as a member of the Board of Transderm and each of the Group’s subsidiaries, positions which he has held since February 2000. Mr. Mayerfeld has also served on the Board of Directors of Health-Chem and all of the Group’s subsidiaries since February 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the year ended December 31, 2005, none of the reports required to be filed were filed on a timely basis.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and to the other senior management and senior financial staff of our company. Our Code of Ethics complies with the requirements imposed by the Sarbanes-Oxley Act of 2002 and the rules and regulations issued thereunder for codes of ethics applicable to such officers. Our Board of Directors has reviewed and will continue to evaluate its role and responsibilities with respect to the new legislative and other requirements of the SEC. Interested persons can obtain a copy of our Code of Ethics, without charge and upon request, by writing to the Company’s Secretary at: Transderm Laboratories Corporation, 101 Sinking Springs Lane, Emigsville, PA 17318.

Corporate Governance

General

We believe that good corporate governance is important to ensure that Transderm is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices.

Board Determination of Independence

As of the date hereof, the Company has no policy with respect to independence requirements for its Board members or that a majority of its board be comprised of “independent directors.” In determining whether a Board member is “independent,” the Company applies the standards of “independence” prescribed by rules set forth by the American Stock Exchange (“AMEX”). Under said rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent. Accordingly, Manfred Mayerfeld and Andrew Levinson meet the definition of “independent director” under Section 121 of the American Stock Exchange Company Guide; Andy Yurowitz does not.

Board of Directors Meetings and Attendance

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the Company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our Company. Management keeps the directors informed of Company activity through regular communication.

We have no formal policy regarding director attendance at the annual meeting of stockholders, although all directors are expected to attend the annual meeting of stockholders if they are able to do so. The Board of Directors did not meet or otherwise take action by written consent during 2005.

Board of Directors Committees

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Chairman of the Board, Andy Yurowitz, and our remaining directors, Manfred Mayerfeld and Andrew Levinson, perform the functions of audit, nominating and compensation committees. As of the date of this report, no member of our Board of Directors qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act of 1933, as amended. Since the Board of Directors currently consists of three members, it does not believe that establishing a separate nominating committee is necessary for effective governance. If and when additional members of the Board of Directors are appointed or elected, we will consider creating a nominating committee. Given the Company’s financial condition, management does not anticipate hiring any additional executives in the foreseeable future and for this reason it does not believe that establishing a separate compensation committee is necessary for effective governance. The Board will consider establishing a compensation committee if and when it becomes necessary or required.

Shareholder Communications

The Company does not presently provide a process for security holders to send communications to the Board of Directors. The Company does not provide such process because it has not held a shareholders meeting at which directors were elected since 1999, as it has not had the funds to cover the cost of preparing and filing a proxy statement in connection with such meeting. All of the current members of the Board of Directors have served as directors since 2000. The Board of Directors expects to hold a shareholders meeting at which directors will be elected after it files its annual report for the year ended December 31, 2006 and to adopt a process for security holders to send communications to the Board of Directors prior to the annual shareholders meeting after the 2007 fiscal year which it will make available to shareholders in a report it will file with the SEC after the adoption of such process.

ITEM 10. EXECUTIVE COMPENSATION

Directors’ Compensation

The Company does not compensate its employee directors for services rendered as directors. The Company reimburses non-employee directors for travel and related expenses for attending board meetings. Effective January 1, 2006, non-employee directors receive $1,250 per month, an additional fee of $1,000 for each board meeting attended in person and $500 for each board meeting attended telephonically. During the period January 2000 through December 2005, non-employee directors received no fees.

Executive Compensation

The following Summary Compensation Table sets forth certain information concerning the annual and long-term compensation of the person serving as the Company’s chief executive officer and each other executive officer who received annual compensation in excess of $100,000 during the last two fiscal years (collectively, the “Named Executives”).

SUMMARY COMPENSATION TABLE

						Long Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principle Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)		All Other Compensation ($)(1)
Andy Yurowitz, President, Chief Executive Officer and Chairman	2005 2004	$ $	180,000 145,974							$ 606

Ronald J. Burghauser, Chief Financial Officer, Secretary and Treasurer	2005 2004	$ $	133,827 117,036	$4,600						$1,994 $1,583

Kenneth Brody, Former Chief Financial Officer and Former Manager - Sales, Marketing & Business Development	2005		$130,769							$2,659

Donald E. Kauffman, Former Vice President	2004		$112,800							$1,613

Richard L. Bulwicz, Manager - Quality Operations	2005 2004	$ $	101,600 97,575	$3,900					$ $	1,503 1,412

(1)	Consists of the Company matching contributions under our 401(K) plan and the term cost value of all excess group life insurance policies on behalf of the Named Executives.

Option Grants in the Last Fiscal Year.

During the fiscal years ended December 31, 2005 and 2006, Transderm did not grant any options to purchase any securities.

As of the date hereof, there are no options to purchase any securities outstanding.

Fiscal Year-End Option Numbers and Values.

During the fiscal years ended December 31, 2005 and 2006, there were no options to purchase shares of common stock outstanding.

Equity Compensation Plan Information.

Not applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of February 13, 2007 with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of our officers and directors, and by all of our officers and directors as a group.

For the purpose of this table, the beneficial ownership of a person includes shares as to which that person has sole or shared voting or investment power as well as shares that the person has the right to acquire within 60 days (such as upon conversion of convertible securities or exercise of warrants or options) as of February 13, 2007. For the purpose of calculating the ownership percentages for each person listed, we have considered to be outstanding both the total number shares actually outstanding on February 13, 2007 and the total number of shares that various people then had the right to acquire within 60 days of said date.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (3)
Andy E. Yurowitz	227,350 (4)	*
Manfred Mayerfeld	0	-
Andrew J. Levinson	0	-
Ronald J. Burghauser	424 (4)	*
Laura G. Speiser (5)	2,520,362	6.30%
All directors and executive officers as a group (4 persons)	227,774	*

*	Indicates ownership of less than one percent (1%) of class.

(1)	Address is c/o Transderm Laboratories Corporation, 101 Sinking Springs Lane, Emigsville, PA 17318.

(2)
The information concerning security holders is based upon information furnished to the Company by such security holder. Except as otherwise indicated, all of the shares are owned of record and beneficially and the persons identified have sole voting and dispositive power with respect thereto.

(3)	Based upon 40,000,000 shares of common stock outstanding on February 13, 2007.

(4)	Voting and/or dispositive power is shared with another individual.

(5)
Includes 188,475 shares of common stock owned by Lauralei Investors, Inc. ("Lauralei"), of which Laura G. Speiser was the sole stockholder. The Company was made aware of Ms. Speiser’s demise in May 2006 and has been unable to ascertain the current owner of these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2004, Transderm sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. Concurrent with the sale, Transderm entered into a 15-year lease for the property expiring in December 2019, which can be extended by the Company for an additional five years. The agreement provides for a Company repurchase option at a price of $1,995,000. The annual lease cost during the initial 15 year term is $212,400. In December 2002, Transderm had received an appraisal for the real property, including the structures and appurtenances, by Weinstein Realty Advisors, an independent real estate agent located in York, Pennsylvania, which appraised the market value of the real property and structures at $1,850,000. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,500 Second Mortgage (the “Second Mortgage”). Mr. Andy E. Yurowitz, the Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors of each of Transderm and Health-Chem, is a 50% owner of York Realty Leasing LLC. Transderm entered into the sale/leaseback arrangement with York Realty Leasing LLC because it required cash and was unable to obtain a loan or any other financing from an unaffiliated party on any basis. In December 2005, York Realty Leasing LLC obtained a $1.4 million mortgage from Fulton Bank. Proceeds from the mortgage were used to pay down York Realty Leasing LLC member loans.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No.	Exhibit Description	Location Reference
2

Plan of Reorganization and Asset Exchange Agreement dated as of June 30, 1995, by and among Health-Chem Corporation, ("Health-Chem") Herculite Products, Inc. ("HPI") and Transderm Laboratories Corporation ("Transderm").
Previously filed as Exhibit 2 to Transderm’s Registration Statement on Form S-1 No. 33-95080 filed with the Commission on July 28, 1995 ("Registration Statement").
3.1	Restated Certificate of Incorporation dated April 27, 1995.	Previously filed as Exhibit 3.1 to the Registration Statement.
3.2	Amendment to Restated Certificate of Incorporation dated July 13, 1995, .	Previously filed as Exhibit 3.2 to the Registration Statement.
3.3	By-Laws.	Previously filed as Exhibit 3.3 to the Registration Statement.
10.1	Asset Acquisition Agreement dated April 28, 1995 between Hercon Environmental Corporation (“HEC”) and Hercon Laboratories Corporation (“HLC”).	Previously filed as Exhibit 10.7 to the Registration Statement.
10.2	$7,000,000 principal amount Subordinated Promissory Note of HLC.	Previously filed as Exhibit 10.8 to Amendment No. 1 to the Registration Statement (“Amendment No. 1”) .
10.3	Corporate Services Agreement between Health-Chem and Transderm, dated as of August 31, 1995.	Previously filed as Exhibit 10.9 to Amendment No. 1.
10.4	Tax Sharing Agreement between Health Chem and Transderm, dated as of August 31, 1995	Previously filed as Exhibit 10.10 to Amendment No. 1.
10.5	Second Modification Agreement dated as of October 11, 1995 by and among Health-Chem, HLC, HPI, Pacific Combining Corporation (“PCC”), HEC and Transderm.	Previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report for the Quarter ended September 30, 1995.

10.6	Revolving Credit, Term Loan and Security Agreement dated as of January 9, 1997 by and between HCH, HPI, HEC, PCC, HLC and Transderm and IBJ Schroder Bank & Trust Company,	Previously filed as Exhibit 1 to Health-Chem's Current Report on Form 8-K filed with the Commission on January 22, 1997.
10.7	First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of January 21, 1998 by and between HCH, HPI, HEC, PCC, HLC and Transderm and IBJ Schroder Business Credit Corporation.	Previously filed as Exhibit 10.18(b) to Health-Chem's Report on Form 10-K for the year ended December 31, 1997.
10.8	Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of July 31, 1998 by and between HCH, HPI, HEC, PCC, HLC and Transderm and IBJ Schroder Business Credit Corporation.	Previously filed as an exhibit to Health-Chem's Report on Form 10-Q for the quarter ended September 30, 1998.
10.9

Waiver and Third Amendment to Revolving Credit, Term Loan and Security Agreement dated as of January 11, 1999 by and between Health-Chem, HPI, HEC, PCC, HLC and Transderm and IBJ Whitehall Business Credit Corporation.
Previously filed as Exhibit 10.18(d) to Health-Chem's Report on Form 10-K for the year ended December 31, 1998.
10.10

Consent and Fourth Amendment to Revolving Credit, Term Loan and Security Agreement dated as of March 24, 1999 by and between HCH, HPI, HEC, PCC, HLC and Transderm and IBJ Whitehall Business Credit Corporation.
Previously filed as Exhibit 10.18(e) to Health-Chem's Report on Form 10-K for the year ended December 31, 1998.
10.11

Amendment and Forbearance Agreements to Revolving Credit, Term Loan and Security Agreement dated as of April 14, 1999, May 14, 1999, June 21, 1999, July 15, 1999 and August 15, 1999 by and between Health-Chem, HPI, HEI, PCC, HLC and Transderm and IBJ Whitehall
Business Credit Corporation.
Previously filed as Exhibit 10.18 (f) to Health-Chem's Report on Form 10-K for the year ended December 31, 1998.
10.12	Asset Purchase Agreement dated as of July 20, 1999 by and among HPI, HEC and Aberdeen Road Company.	Previously filed as Exhibit 2.1 to Health-Chem's Current Report on Form 8-K dated September 2, 1999.
10.13	License Agreement dated March 13, 2000 between HLC and Key Pharmaceuticals, Inc.	Previously filed as Exhibit 10.18 to Health-Chem’s Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC on July 31, 2006 (the “HC 2004 10-KSB”).

10.14	Mortgage and Security Agreement dated May 23, 2000 between Transderm and Mercury Capital Corp.	Previously filed as Exhibit 10.19 to the HC 2004 10-KSB.
10.15	Mortgage Note dated May 23, 2000 made by Transderm in favor of Mercury Capital Corp.	Previously filed as Exhibit 10.20 to the HC 2004 10-KSB.
10.16	Guaranty of Transderm in favor of Mercury Capital Corp. dated May 23, 2000.	Previously filed as Exhibit 10.21 to HC 2004 10-KSB.
10.17	Assignment of Leases and Rents from Transderm to Mercury Capital Corp. dated May 23, 2000.	Previously filed as Exhibit 10.22 to the HC 2004 10-KSB.
10.18	Mortgage Modification Agreement dated June 30, 2000 between Transderm and Mercury Capital Corp.	Previously filed as Exhibit 10.23 to the HC 2004 10-KSB.
10.19	Mortgage Modification Agreement dated July 10, 2000 between Transderm and Mercury Capital Corp.	Previously filed as Exhibit 10.24 to the HC 2004 10-KSB.
10.20	Assignment of Leases and Rents from Transderm to Mercury Capital Corp. dated July 13, 2000.	Previously filed as Exhibit 10.25 to the HC 2004 10-KSB.
10.21	Guaranty of Transderm in favor of Mercury Capital Corp. dated July 13, 2000.	Previously filed as Exhibit 10.26 to the HC 2004 10-KSB.
10.22	Sales Representative Agreement dated July 25, 2000 between HLC and Granard Pharmaceutical, LLP.	Previously filed as Exhibit 10.27 to the HC 2004 10-KSB.
10.23

Product Purchase Agreement dated February 28, 2001 between HLC and Ranbaxy Pharmaceuticals Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
Previously filed as Exhibit 10.28 to the HC 2004 10-KSB.
10.24

Development Assistance Agreement dated February 28, 2001 between HLC and Ranbaxy Pharmaceuticals Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
Previously filed as Exhibit 10.29 to the HC 2004 10-KSB.

10.25
Finished Goods Supply Agreement dated February 28, 2001 between HLC and Ranbaxy Pharmaceuticals Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
Previously filed as Exhibit 10.30 to the HC 2004 10-KSB.
10.26	Amendment No. 1 to Sales Representative Agreement between HLC and Granard Pharmaceutical, LLP dated July 24, 2001.	Previously filed as Exhibit 10.31 to the HC 2004 10-KSB.
10.27	Mortgage Note in the principal amount of $367,500 dated August 7, 2001 among Transderm and certain creditors, including affiliates of Transderm.	Previously filed as Exhibit 10.32 to the HC 2004 10-KSB.
10.28	Agreement dated May 22, 2002 among Zackfoot Investments, LLC, the holders of the Mortgage Note dated August 7, 2001 and Transderm.	Previously filed as Exhibit 10.34 to the HC 2004 10-KSB.
10.29	Promissory Note in the principal amount of $164,692.50 dated May 22, 2002 among Transderm and Zackfoot Investments, LLC and certain other lenders to Transderm.	Previously filed as Exhibit 10.35 to the HC 2004 10-KSB.
10.30	Mortgage Note in the principal amount of $150,000 dated June 22, 2002 made by Transderm Laboratories Corporation in favor of Albert David.	Previously filed as Exhibit 10.36 to the HC 2004 10-KSB.
10.31	Outline of Agreement between the Registrant and Jack Aronowitz, Leon Services LLC and Health-Chem Diagnostics, LLC, effective October 31, 2003	Previously filed as Exhibit 10.37 to the HC 2004 10-KSB.
10.32

Development, Manufacturing and Supply Agreement dated June 10, 2004 between Hercon Laboratories Corporation and Ranbaxy Pharmaceuticals Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
Previously filed as Exhibit 10.38 to the HC 2004 10-KSB.
10.33	Deed dated December 7, 2004 selling and transferring ownership of the land and building owned by Transderm Laboratories Corporation to York Realty Leasing LLC.	Previously filed as Exhibit 10.39 to the HC 2004 10-KSB.

10.34	Warranty Bill of Sale dated December 7, 2004 selling and transferring ownership of machinery and equipment owned by Hercon Laboratories Corporation to York Realty Leasing LLC.	Previously filed as Exhibit 10.40 to the HC 2004 10-KSB.
10.35	Commercial Lease Agreement dated December 7, 2004 by and between York Realty Leasing LLC and Transderm .	Previously filed as Exhibit 10.41 to the HC 2004 10-KSB.
10.36

Development, Manufacturing and Supply Agreement dated April 28, 2006 between HLC and Cure Therapeutics, Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
Previously filed as Exhibit 10.42 to the HC 2004 10-KSB.
14	Code of Ethics	Previously filed in Transderm’s Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004.
21	Subsidiaries of the Registrant.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

 (b) REPORTS ON FORM 8-K

During the quarter ended December 31, 2005 the Company did not file any reports on Form 8-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Demetrius & Company, L.L.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal years ended December 31, 2004 and 2005 were $80,000.

Audit-Related Fees

There were no fees billed by Demetrius & Company, L.L.C. for audit-related services for the fiscal years ended December 31, 2004 or 2005.

Tax Fees

There were no fees billed by Demetrius & Company, L.L.C. for tax services during the fiscal years ended December 31, 2004 or 2005.

All Other Fees

There were no fees billed by Demetrius & Company, L.L.C. for any other professional services during the fiscal years ended December 31, 2004 or 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSDERM LABORATORIES CORPORATION

Name and Capacity	Date
/s/ Andy E. Yurowitz By: Andy E. Yurowitz Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2007
/s/ Ronald J. Burghauser By: Ronald J. Burghauser Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer) (Principal Accounting Officer)	February 27, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Andy E. Yurowitz Andy E. Yurowitz	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2007

/s/ Ronald J. Burghauser Ronald J. Burghauser	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer) (Principal Accounting Officer)	February 27, 2007

/s/ Andrew J. Levinson Andrew J. Levinson	Director	February 27, 2007

/s/ Manfred Mayerfeld Manfred Mayerfeld	Director	February 27, 2007