Form 10KSB
period 2006-12-31
TRANSDERM LABORATORIES CORP
filed 2007-04-18
CIK 948704

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-27642

TRANSDERM LABORATORIES CORPORATION
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3518345 (I.R.S. Employer Identification No.)

101 Sinking Springs Lane, Emigsville, PA	17318
(Address of principal executive offices)	(Zip code)

Issuer's telephone number, including area code:   717-764-1191

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐   Yes     ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State the issuer's revenues for its most recent fiscal year: $5,940,000

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  40,000,000 as of March 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒  No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the year ended December 31, 2006 ("Annual Report") contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These statements include, but are not limited to:

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

INTRODUCTORY NOTE

In January 2007, Transderm Laboratories Corporation (“Transderm”) filed an Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004 (the “2004 Annual Report”). Prior to filing the 2004 Annual Report, Transderm had not filed any annual or quarterly reports with the Securities and Exchange Commission since it filed an annual report for the year ended December 31, 1998 in November 1999 and quarterly reports for the first three quarters of 1999. In March 2007, Transderm filed an Annual Report on Form 10-KSB for the year ended December 31, 2005. This Annual Report covers the year ended December 31, 2006 and includes audited financial statements for the year then ended. Transderm does not plan to file any quarterly reports for the 2006 fiscal year unless so requested by the Securities and Exchange Commission and expects to file all periodic reports required by the Securities Exchange Act of 1934, as amended, during the 2007 fiscal year.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview.

Transderm Laboratories Corporation (“Transderm”, the “Company”, “we”, “us”, or like terms) is a Delaware corporation that conducts its business primarily through its subsidiary, Hercon Laboratories Corporation ("Hercon"). Unless the context otherwise requires, the terms “we”, “us”, the “Company” or similar terminology, includes Transderm Laboratories Corporation and Hercon, of which Transderm owns 98.5%. Transderm is a 90%-owned subsidiary of Health-Chem Corporation ("Health-Chem" which, together with Transderm, Hercon and Health-Chem’s other subsidiaries, may be referred to as the “Group”).

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

Transderm has developed a base of technology in the design of transdermal systems by applying its expertise in the area of skin biology, pharmaceutical and polymer chemistry, drug diffusion, adhesive technology, pharmacokinetics and clinical protocol design. We believe that the integration of our technology and manufacturing experience gives us a competitive advantage by providing us with the capability to custom design and produce individual, cost-effective transdermal delivery systems for specific drugs. As a result, over the last several years, we have been engaged by third parties to conduct feasibility studies and development and related activities with respect to new pharmaceutical products that may be amenable to transdermal delivery and, in some cases, to manufacture such products for them on a commercial basis if they reach the market.

Current Financial Condition of Transderm.

Transderm continues its efforts to recover from the operational and financial adversity it has experienced since 1997, the basis for which is more fully described in the 2004 Annual Report. While net sales had increased during the period 2001 through 2004 (the financial information for the years 2001 and 2002 is unaudited), net revenues decreased significantly during each of 2005 and 2006 as a result of a decline in orders in each such year by one of our principal customers, as described elsewhere in this Report. Transderm has posted significant operating losses in each year since 1997, and as of December 31, 2006 had an accumulated deficit of $35.6 million and a working capital deficiency of approximately $26 million.

At December 31, 2006, the Company had total liabilities of $41.3 million, which included approximately (i) $7.3 million due under the terms of a license acquired from Key Pharmaceuticals, Inc. to utilize certain technology in its current generation transdermal patch (the “Key License”), which represents royalty payments owed over the last seven years (the “Key Royalty”), and (ii) $30.5 million owed to Health Chem, including $14.1 million related to redeemable preferred stock under which Transderm is currently in default, $7.2 million related to a subordinated promissory note under which Transderm is currently in default, and $9.2 million related to a long-term payable (each of which items is more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Financial Statements, and which are herein collectively referred to as the “Intercompany Obligations”).

Transderm’s current financial condition negatively impacts its day-to-day operations and undermines its ability to grow its business. In addition, at December 31, 2006, Health-Chem, Transderm’s parent corporation, had total outstanding liabilities of approximately $22.4 million, including $11.5 million of principal and interest due under certain debentures under which it has been in default since April 1999, and had a working capital deficiency of approximately $16.2 million, which conditions also bear on Transderm’s current and future prospects. Transderm’s ability to return to profitability from the precarious financial condition which it has experienced over the last several years is predicated on a number of factors, including the Group’s ability to reach agreements with its largest creditors, its ability to reduce operating expenses as a percentage of revenues, its ability to obtain financing and its ability to identify and bring new products to market.

Transderm’s and the Group’s fragile financial condition leaves them vulnerable because:

•	existing creditors of either company could seek the immediate collection of amounts due them which could cause either company to seek protection under federal bankruptcy laws;

•	their obligations and liabilities, as well as their respective stockholders’ deficiencies, do not allow them to obtain financing for operations;

•	their working capital deficiencies prevent the Group from diversifying operations by developing new products and reducing reliance on revenues generated from sales of a single product;

•	the extraordinary conditions make it difficult to endure business cycles resulting from general economic conditions or the effects of competition, among other things, as they occur;

•	the condition prevents them from taking advantage of business opportunities as they may arise; and

•	the condition does not allow them to retain senior management who have experience in the pharmaceutical industry or in any business in which they may become involved in the future.

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

Our second generation transdermal patch technology developed during the mid 1990’s incorporates certain technology which, unbeknownst to us at the time of development, was the subject of a patent held by Key Pharmaceuticals, Inc., or Key, a subsidiary of Schering-Plough Corporation. In December 1997, Key obtained a court order enjoining us from manufacturing or selling transdermal nitroglycerin patches that have been found to infringe Key's patent before the expiration of Key's patent on February 16, 2010. In March 2000, we acquired a non-exclusive license from Key to manufacture, use, import, sell and offer for sale any drug-in-adhesive transdermal nitroglycerin patch product developed by the Company either before or during the term of the license which provided for the payment of a royalty per unit sold in amounts ranging from $2 to $3, based upon the dosage delivered. The license extends to February 16, 2010, the expiration of Key’s patents. We are in breach of the Key License for not having made royalty payments under the Key License since its execution and as of December 31, 2006 we owed aggregate royalties to Key of approximately $7,321,000. We recently entered into discussions with Key with respect to payment of past due royalties. If we are unable to negotiate an agreement with Key with respect to the royalties due and are prevented from utilizing the Key technology, we would have to discontinue selling our transdermal patches unless we could develop our own technology to replace that covered by the Key License or otherwise locate and obtain a license for similar technology which can be incorporated into our manufacturing process, of which we can give no assurance. Moreover, our failure to negotiate a repayment agreement with Key on terms favorable to us could have a material negative impact on our Company. See “BUSINESS-Risk Factors” and “Management’s Discussion and Analysis of Financial Statements and Results of Operations.”

Research and Development.

Our research and development efforts are severely constrained by our lack of cash, as described elsewhere in this Annual Report, and other than activities currently being undertaken for third parties as described below, we are not engaging in any research and development on our own behalf.

If and when we possess the financial resources to resume proprietary research and development activities, we expect that our primary strategy will be to identify generic drugs which can be delivered transdermally, which correspond with our technical and manufacturing capabilities and which we believe have substantial market potential or for which a product niche may exist. We may also explore developing transdermal products that use FDA-approved drugs that currently are being delivered to patients through means other than transdermal delivery. In addition, we may seek to supplement our research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies.

By focusing on bringing new products to market based upon unprotected, generic drugs that are then being delivered transdermally, we will not have to bear the same level of research and development costs and other expenses associated with bringing a new drug formulation to market. Thus, we believe that we would be able to charge significantly less for a product, a decided competitive advantage in our industry, given that managed care organizations typically favor generic products over brand name drugs, and governments encourage, or under some circumstances, mandate generic drugs.

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

For the years ended December 31, 2006 and 2005, we spent $491,000 and $438,000, respectively, for research and development activities. Our research and development expense may vary significantly from quarter to quarter and year to year depending on, among other things, product development cycles and whether we or a third party are funding development. These variations in research and development spending may not be accurately anticipated and may have a material effect on our results of operations. Currently, research and development personnel engage in assisting with technical transfers of existing formulation and test methodology to our production facility. In addition, our personnel perform small scale development work on behalf of clients, including producing hand-cut transdermal patches on a research laminator for analytical testing or performing permeation studies to demonstrate how drug formulations penetrate a skin layer. Our personnel also work on improving test methods that may impact day to day testing requirements for commercial products. We periodically outsource analytical testing either because we do not possess the appropriate equipment or outsourcing such testing is more economically efficient.

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

We have engaged Cardinal Health, Inc. as a non-exclusive distributor of our transdermal patches pursuant to an agreement dated October 1, 2001. We sell product to Cardinal at our list price and Cardinal is entitled to receive certain discounts and rebates as stipulated in the agreement. During the years ended December 31, 2005 and 2006, Cardinal purchased products representing in excess of 10% of our total sales.

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

Although there is a statutory presumption as to a patent’s validity, the issuance of a patent is not conclusive as to such validity, or as to the enforceable scope of the claims of the patent. We cannot assure that our patents or any future patents will prevent other companies from developing similar or functionally equivalent products. We cannot assure that we would have the resources to prosecute an action to enforce our patent rights against an alleged infringer or that we would be successful in any infringement action that we elect to bring. Likewise, we cannot assure that we would have the resources to defend an infringement action or that we would be successful in any such defense. Furthermore, we cannot assure that any of our future processes or products will be patentable, that any additional patents will be issued in any or all appropriate jurisdictions or that our processes or products will not infringe upon the patents of third parties. In addition, since our patents typically cover our product formulation rather than the compound being delivered, competitors may seek to create functionally equivalent products (i.e., patches delivering the same compound over the same time period to treat the same indication) that avoid our patents. In those cases, we may face competition from functionally equivalent products even before our patents expire.

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

Employees.

We employ approximately fifty five employees, of whom seventeen are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO (“R.W.D.S.U.”). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company’s regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees. We believe our employee relations are good.

Risk Factors.

The following is a summary of certain risk factors that may cause our results to differ from the “forward-looking statements” made in this Annual Report. The risks and uncertainties described below are not listed in order of priority and are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. If any of these risks actually occur, our business, financial condition, and/or results of operations would likely suffer significantly. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

Risks Relating to Our Financial Condition.

We believe that our financial condition as of December 31, 2006 gives rise to several risks and uncertainties. In addition, because of our status as a majority owned subsidiary of Health-Chem, that company’s financial condition and future operating results may directly impact Transderm. We believe that the financial information and other factors set forth below are relevant in this regard.

As of December 31, 2006:

•
Transderm had aggregate liabilities of approximately $41.3 million comprised of $10.8 million to unrelated parties, including $7.3 million of royalties due under the Key License of which we are in breach (the “Key Royalty”), and $30.5 million owed to Health-Chem in respect of intercompany accounts (the “Intercompany Obligations” and collectively with Transderm’s other liabilities, the “Transderm Liabilities”);

•	Transderm had a working capital deficiency of approximately $26 million; and

•	the Group had aggregate debts and liabilities of approximately $22.4 million (the “Group Liabilities”), including $11.5 million under the Debentures under which Health-Chem currently is in default.

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

Transderm’s audited consolidated financial statements for the year ended December 31, 2006 have been prepared assuming that we will continue as a going concern. However, Note 3 of the Notes to Consolidated Financial Statements and the auditor’s report on our financial statements cite certain financial conditions and other factors that raise substantial doubt about our ability to continue to operate as a going concern, including that:

•	Transderm has significant outstanding liabilities at December 31, 2006, particularly the amounts due to Health-Chem and Key, which it is unable to satisfy;

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

We have experienced net losses from operations in every year since 1995 and have an accumulated deficit of approximately $35.6 million at December 31, 2006. In addition, we had a working capital deficit of approximately $26.0 million at December 31, 2006.

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

While management has formulated a plan to address these conditions as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in Note 3 of the Notes to Consolidated Financial Statements, we cannot be certain that we will be successful in executing this plan or that if we are successful that we will achieve profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Health-Chem’s ability to achieve financial stability will bear on Transderm’s financial condition and its ability to continue to operate as a going concern and to achieve profitability in the future. If Health-Chem does not effectively address its financial concerns, it may be required to take steps to wind-up the Group’s, including Transderm’s, operations, in which case holders of Transderm’s stock could lose the entire amount of their investment.

As stated in the footnotes to the audited consolidated financial statement included in Health-Chem’s annual report for the year ended December 31, 2006 and the auditor’s report on such financial statements, Health-Chem’s financial condition casts doubt upon its ability to continue operating as a going concern. Health-Chem’s principal liability (excluding liabilities and obligations attributable exclusively to Transderm) consists of approximately $11.5 million of principal and interest due under the Debentures.

Health-Chem is in default under several provisions of the Debentures as a result of its failure to have paid principal and interest when they became due in April 1999. A default allows the Trustee or the holders of at least 25% in aggregate principal amount of all Debentures to declare the outstanding principal of the Debentures plus all accrued and unpaid interest immediately due and payable. Health-Chem has been able to continue operating because neither the Trustee nor the Debenture holders have pursued legal redress to obtain the payment due. Health-Chem has approached the Trustee to negotiate a payment plan with the Debenture holders but no assurance can be given that Health-Chem will be successful in negotiating a payment plan that does not unduly burden or otherwise prohibit normal operations, if at all. If Health-Chem is unable to negotiate payment terms with the Debenture holders, they could initiate legal action against Health-Chem for the entire amount due under the Debentures. In such case, Health-Chem may have to liquidate its assets and dissolve or wind-up the companies comprising the Group, including Transderm, or seek protection from creditors under the federal bankruptcy laws which likely would result in the loss of all value which our stock now or at such time may have and result in investors losing the entire amount of their investment.

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

If the Group were to successfully negotiate payment plans with respect to the Key Royalties and the amount due under the Debentures, it is likely that a significant portion of the Group’s revenues will be allocated to making payments under such agreements and there will be little capital to fund other business opportunities, including new product development and marketing. In addition, the Group’s substantial indebtedness could have other important consequences to both Transderm and Health-Chem, including, with respect to each company:

•	negatively impacting its ability to remain current in the payment of other liabilities and current accounts payable;

•	limiting its ability to obtain financing for working capital, capital expenditures, acquisitions and general corporate or other purposes;

•	increasing its vulnerability to general economic and industry conditions; and

•	placing it at a disadvantage compared to its competitors who have less debt.

Even if the Group concludes favorable agreements to satisfy its obligations, it may not be able to generate sufficient cash from operations to abide by the terms of these agreements.

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

Transderm’s Intercompany Obligations to Health-Chem at December 31, 2006 are approximately $30.5 million. Health-Chem has not sought to collect on these obligations since they began to accrue in 1995. If Health-Chem were to seek collection of such Intercompany Obligations, Transderm would not be able to pay them and may be forced to seek protection under bankruptcy laws.

Transderm owes Health-Chem approximately $30.5 million in intercompany obligations at December 31, 2006 as reported in its financial statements, some of which extend back to 1995. To date, Health-Chem has not sought to collect the amounts due from Transderm. Transderm does not currently have and does not expect to have in the near future, sufficient funds to repay such obligations. If Health-Chem were to seek collection of the amounts due, Transderm may have to seek protection under bankruptcy laws and investors could lose the amount of their investment in Transderm.

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

Prior to filing an Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004 (the “2004 Annual Report”) in January 2007, we had not filed any annual or quarterly reports with the SEC since we filed an annual report for the year ended December 31, 1998 and quarterly reports for the first three quarters of 1999 in November 1999. We have not filed and do not expect to file annual or quarterly reports for the years 1999 through 2002 because we do not have the financial information necessary to prepare such reports, as detailed in the 2004 Annual Report. Additionally, we have not filed and do not expect to file any quarterly reports for the years 2003 through 2006 both because we do not believe such information would be useful to stockholders and because of the costs we would have to incur in connection with the preparation of such reports. Our failure to file any of the reports we were required to file under federal securities laws could give rise to action by the SEC or private litigation by our current and former stockholders. The SEC’s action against us could take the form of penalties, fines, sanctions, enforcement or other actions or proceedings, including revocation of registration of our common stock under the Securities Exchange Act which could result in less public information available to our stockholders and negatively impact any opportunity which we might otherwise have to raise capital in the future. Moreover, private suits by our current and former security holders for failing to make available current information about our company could subject us as well as our officers and directors to civil liabilities. We cannot predict what, if any, actions the SEC may impose upon or take against our company or suits stockholders may bring against us for our failure to file required reports; however, any such actions could cause us to incur significant additional compliance expenditures and divert management’s attention from our core business activities.

Health-Chem is delinquent in its reporting requirements as well and could be subject to similar action by the SEC or stockholders which, if taken or initiated, would have a negative impact on our operation.

Risks Relating to Our Business.

We are dependent on the Key License which allows us to use certain technology incorporated into our transdermal patch under which we are seven years in arrears in royalty payments and, consequently, are in breach. If we are unable to negotiate a plan with Key that allows us to pay the past due royalties and Key revokes the license or if we otherwise lose our right to utilize the technology subject to such license we will have to discontinue manufacturing our sole product.

We rely on the Key License to permit us to incorporate certain transdermal patch technology owned by Key into our second generation transdermal patch developed during the mid 1990’s. If we are unsuccessful in negotiating a plan with Key to pay past due royalties which does not impede our ability to operate and does not materially impact our cash, we may be forced to discontinue selling transdermal patches, unless we could develop our own technology to replace that covered by the Key License or otherwise locate and obtain a license for similar technology which can be incorporated into our manufacturing process, neither of which is unlikely, and will have no source of revenue from product sales. Given our current financial condition, it is unlikely we would be able to continue operating under such circumstances and investors could lose the entire amount of their investment in Transderm.

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

We are seeking to develop and bring to market other products to broaden our revenue base and reduce reliance on revenues generated from sales of our nitroglycerin patch. We cannot be certain that we will have sufficient resources to bring any new products to market and if we do, that our efforts to develop and market other products will be successful. To the extent that we are unable to expand our product offerings, our business and results of operation could be negatively impacted and stockholders in our company may lose all or part of their investment.

The development and manufacturing agreements to which we currently are a party allow our clients to terminate these agreements at will. The termination of these agreements for any reason would have a negative impact on our operations.

We are party to contracts with two clients under which we have agreed to develop and manufacture three potential pharmaceutical compounds for transdermal delivery. We currently generate revenues from these agreements in connection with our product development efforts and may generate revenues under these agreements in the future from the manufacture of products which ultimately are approved by the FDA for sale in the United States, of which we can offer no assurance. In some cases, our clients are permitted to terminate these agreements at will for any reason. If our clients elect to terminate these agreements our current and future operations would be adversely impacted.

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

During each of fiscal years ended December 31, 2006 and 2005, a significant portion of our revenues were derived from a small number of customers. In 2006, two customers accounted for approximately 43% of our revenues and these customers accounted for approximately 55% of our revenues during fiscal 2005. During 2006, orders from one of our principal customers decreased by 53% and our revenues for the year declined commensurately. If we are unable to identify other customers to replace the revenues lost from the decline in sales to this customer or this customer does not place order for products from us at its prior levels, our business, financial condition and results of operations will continue to be negatively impacted.

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

Certain raw materials and components used in the manufacture of our products are available from limited sources, and, in some cases, a single source. Generally, regulatory authorities must approve raw material sources for transdermal products, and in the case of controlled substances, the DEA sets quotas for controlled substances and we must receive authorization from the DEA to purchase and handle these substances. We cannot be certain that we will be granted sufficient DEA quota to meet production requirements for controlled substances. Without adequate approved supplies of raw materials or packaging supplies, our manufacturing operations could be interrupted until another supplier is identified, our products approved and trading terms with it negotiated. We may not be able to identify an alternative supplier and any supplier that we do identify may not be able to obtain the requisite regulatory approvals in a timely manner, or at all. Furthermore, we may not be able to negotiate favorable terms with an alternative supplier. Any disruptions in our manufacturing operations from the loss of an approved supplier may cause us to incur increased costs and lose revenues and may have an adverse effect on our relationships with our customers, any of which could have adverse effects on our business and results of operations. Our business also faces the risk that third party suppliers may supply us with raw materials that do not meet required specifications, which, if undetected by us, could cause our products to test out of specification and require us to recall the affected product.

We rely on the services of a single agent to market our product and if we were to lose the services of such entity or it is not as successful in its sales efforts, our business and results of operations would be adversely affected.

We market our products through a single marketing representative. If we were to lose the services of such marketing agent for any reason or said entity does not maintain a steady demand for our product, and we are unable to identify an adequate replacement, our business, results of operations and financial condition would be materially adversely affected.

We may expend significant cash and personnel resources in the development of any new products and if we do not generate the anticipated level of revenues from sales of such products, our business will be negatively and adversely affected.

Our efforts to commercialize new products will require significant expenditures of resources, including cash, which we do not currently possess, and time, in the research, development, testing, preparation and execution of applications with governmental authorities to manufacture and sell such product. If we do not generate revenues from sales of any new product at levels anticipated prior to embarking on such development, our business, financial condition and results of operations would be materially adversely affected.

We may lose out to larger and better-established competitors.

The drug delivery industry is intensely competitive. We face competition from a number of companies that develop, market and sell transdermal patches that deliver nitroglycerin, and competition is expected to intensify as more companies enter the field. Most of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience in the drug delivery industry than we have. The particular medical conditions our product addresses can also be addressed by other drugs and other delivery modalities. Many of these alternatives are widely accepted by physicians and have a long history of use. Physicians may use our competitors' products and/or our products may not be competitive with other technologies. If these things happen, our sales and revenues will decline. Competition may result in price reductions, reduced gross margins and loss of market share.

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

The drug development and delivery industries are undergoing rapid and significant change. Others may succeed in developing and marketing drugs and products that are more effective than those developed or marketed by us, or that would make our product obsolete or non-competitive. Additionally, researchers could develop new delivery devices and medications that replace or reduce the importance of our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Currently, we do not have the financial or personnel resources to do this. If our products become obsolete and our efforts to develop new products do not result in any commercially successful products, our sales and revenues will decline.

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

Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives applicable to our product could limit our potential product revenue.

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

Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the price that we receive for our product. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we can charge for our product and could have a material adverse effect on our business, financial position and results of operations.

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

	2006		2005
Quarter	High	Low	High	Low
1st	$0.0001	$0.0001	$0.0001	$0.0001
2nd	0.0001	0.0001	0.0001	0.0001
3rd	0.0001	0.0001	0.0001	0.0001
4th	0.0001	0.0001	0.0001	0.0001

As of March 30, 2007, there were approximately 142 holders of record of our common stock. This number of holders of record does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

We have not paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

Transderm has not sold or issued any securities since 1998.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, as well as other sections in this Annual Report, should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

•
we are in breach of the terms of a technology license agreement (the Key License) upon which we rely to manufacture our sole product because we have never made royalty payments thereunder, which totaled $7,321,000 at December 31, 2006;

•	we have no borrowing capacity to expand our product lines and reduce our reliance on sales from our nitroglycerin patches or to take advantage of other business opportunities as they arise;

•	as of December 31, 2006, we had a working capital deficiency of $26.0 million;

•
as of December 31, 2006, we had aggregate liabilities of approximately $41.3 million, comprised of liabilities of $10.8 million to third parties (including $7.3 million under the Key License) and liabilities in favor of Health-Chem of $30.5 million; and

•
as of December 31, 2006, Health-Chem had aggregate liabilities of approximately $22.4 million, including $11.5 million under the Debentures, which cast doubt on its ability to continue to operate as a going concern.

During the year ended December 31, 2006, our operating results declined over the prior year. When comparing 2006 to 2005, net sales decreased by 22% from $7.6 million to $5.9 million. Management attributes the decrease in net sales during 2006 to a decline in orders from one of our largest customers. The decrease in net sales reduced our gross profit from $1.1 million to $583,000. As a result, we experienced a net loss of $2.8 million during 2006 compared to a net loss of $2.5 million in 2005.

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

Intercompany Accounts.

As of December 31, 2006, Transderm owed Health-Chem an aggregate of $30.5 million, representing nearly 74% of Transderm’s total liabilities. The intercompany accounts arose in connection with the reorganization of the Group in 1995. Pursuant to a Plan of Reorganization and Asset Exchange Agreement effective as of August 31, 1995 (the “Plan of Reorganization”), Transderm, Health-Chem and the subsidiaries of each corporation realigned the Group’s organizational structure to: separate the Group’s disparate businesses; take advantage of certain tax laws; and consolidate certain of the Group’s administrative functions in Health-Chem. In connection with the corporate restructuring:

•
Transderm issued 1,000,000 shares of redeemable preferred stock to Health-Chem. Transderm has redeemed 150,000 of the shares as required by the terms of their designation and currently remains obligated to redeem the remaining outstanding 850,000 shares. As of December 31, 2006, the total cost to redeem the preferred stock was $14.1 million, consisting of $8.5 million of principal and $5.6 million of accumulated dividends.

•
Transderm participates in Health-Chem’s cash management practices, wherein all of Transderm’s excess cash is advanced to Health-Chem and all of its cash requirements are borrowed from Health-Chem. The intercompany balance was $9,231,000 at December 31, 2006. Transderm pays interest on the amount due at a rate calculated based upon the average outstanding intercompany balance and the interest rate on Health-Chem’s debt. The average interest rate charged was 10.375% during 2006. On August 31, 1995, Hercon (a 98.5% subsidiary of Transderm) issued to Health-Chem a $7,000,000, 9% Subordinated Promissory Note in exchange for the then outstanding borrowings from affiliates under these cash management practices. Under this promissory note, Hercon was required to make semi-annual interest payments each March and September, with the principal amount of $7,000,000 payable on March 31, 1999. Hercon did not make any interest payments on the promissory note nor did it repay the principal amount of the promissory note when it came due and has been in default under this note since March 2002 (after giving effect to Health-Chem’s extension of the note). As of December 31, 2006, Transderm carried on its books an amount due to Health-Chem under the terms of this promissory note of $7,000,000. Health-Chem has not sought collection of the amount due under the promissory note.

•
Transderm and Health-Chem entered into a Corporate Services Agreement under which Health-Chem provides certain administrative and general corporate services to Transderm for which it reimburses Health-Chem. Transderm has reimbursed Health-Chem in the amount of approximately $459,000 and $348,000 for the years ended December 31, 2006 and 2005, respectively.

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

Factors Which We Believe Affect Our Current Operations and May Materially Impact Our Future Operations.

Certain existing conditions and known material uncertainties could impact our business in the short- and long- term. Investors should analyze our business in light of the issues and uncertainties described in the following discussion which is intended to highlight and amplify numerical and other information contained in the remainder of this section and throughout this Annual Report, particularly as described under the heading “Business-Risk Factors.”

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

Since 2000, sales of nitroglycerin transdermal patches by the Company have been the sole source of recurring revenue for the Company and the Group. Since 2003, revenues generated from sales of this product have been sufficient to allow Transderm to retain the personnel necessary to reform its internal accounting practices and resume reporting under federal securities laws but the Company has not posted net income since 1995. With the exception of fiscal 2004 during which Health-Chem posted net income of $9,000, it has experienced net losses in each year since 1999. Accordingly, neither company has the financial resources to satisfy its respective outstanding obligations and liabilities. In order to avoid litigation for the collection of the sums due, in the case of Transderm, the royalties due under the Key License, and in the case of Health-Chem, the amount due under the Debentures, a possible outcome of which for both companies, among others, could be filings for protection from creditors under the bankruptcy laws, we will have to reach an agreement with Key and Health-Chem will have to achieve a settlement with the holders of the Debentures. These agreements will have to provide, among other critical features, sufficient latitude to permit the Company and the Group to take the steps necessary to permit us to develop new products and take the other actions necessary to strengthen our companies.

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

While net sales have increased in 4 of the last 6 years, the Company has reported a net loss in each of those years. Moreover, at December 31, 2006 the Company had a total stockholders’ deficiency of $35.6 million. The Company has no credit facilities upon which to draw and no assets to utilize as collateral for borrowings. The Group’s lack of liquidity and its constituent’s obligations to Key and the Debenture holders currently and in the future affect its ability to:

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

Assuming the Group is successful in its efforts to reach favorable agreements with both Key and the holders of the Debentures, it is severely constrained by financial and personnel resources from taking the steps required to diversify its operations to reduce reliance on revenues generated solely from the sale of transdermal nitroglycerin patches. Management believes it is critical to the Company’s and the Group’s future to develop additional sources of revenue to offset potential adverse business developments which may impact sales of our transdermal nitroglycerin patch, which include:

•	any decrease in orders from our major customers, as was the case in 2005 and 2006;

•	the potential negative impact of competition, which could require us to reduce the price we charge for our product or which would result in diminished sales, either of which would reduce our revenues;

•	the introduction by others of new products, such as new drugs or delivery methods which render our nitroglycerin transdermal patches obsolete; or

•	other events or general economic conditions, some of which are described under the heading “Business-Risk Factors,” which result in diminished demand for our transdermal patch.

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

We have contracted with a full-service sales and marketing outsourcing company that focuses on generic and branded pharmaceutical companies to undertake the majority of the sales and marketing efforts for our transdermal nitroglycerin product. This company monitors client sales, as well as scrutinizes the competition in order to anticipate and recommend changes to our sales, marketing and promotional strategy. This company also assists in providing the industry contacts to reach all distribution channels. Two customers accounted for approximately 43% of the sales volume of our patch during 2006. Management recognizes the need to expand distribution channels to reduce our reliance on sales to a few customers and will seek to take the steps necessary to address this situation and alleviate these risks.

Results of Operations.

Year ended December 31, 2006 versus December 31, 2005

For the year ended December 31, 2006, our net sales were $5.9 million consisting solely of transdermal nitroglycerin patches. For the 2005 year, our net sales were $7.6 million, comprised solely of net sales of transdermal nitroglycerin patches. Net sales of transdermal nitroglycerin patches decreased by 22% during the 2006 period. This decrease is due primarily to a 53% decline in sales of transdermal nitroglycerin patches to one of our largest customers in 2006 as compared to 2005.

Product development income for the twelve months ended December 31, 2006 was $509,000, consisting of revenues from four research and development projects we are undertaking for three customers. Product development income for the same period in 2005 was $349,000. The $160,000 increase is due primarily to additional development work income associated with a new project that commenced in 2006.

Gross profit decreased $556,000, or 49%, to $583,000 for the twelve months ended December 31, 2006 as compared to $1.1 million for the same period in 2005. Gross profit as a percent of sales decreased from 15% during 2005 to 10% during 2006. The decrease in gross profit was due primarily to decreased sales volumes of lower margin products.

Selling, general and administrative expenses for the twelve months ended December 31, 2006 was $1.8 million, virtually unchanged from the 2005 period.

Research and development expenses increased by $53,000, or 12%, to $491,000 for the twelve months ended December 31, 2006 as compared to research and development expenses of $438,000 for the same period in 2005. The increase is due primarily to higher labor costs. Research and development costs were incurred principally in connection with our research and development efforts for third parties.

Net interest expense decreased by $80,000, or 7%, to $1,046,000 for the twelve months ended December 31, 2006 as compared to $1,126,000 for the same period in 2005. The decrease consists of a
$33,000 decrease in interest expense and a $47,000 increase in interest income. The interest expense decrease is due primarily to the Company refinancing existing debt with new parties at lower interest rates. The interest income increase is due primarily to the Company adopting an investment policy in 2006 whereby all excess cash is automatically invested in interest-bearing instruments.

Year ended December 31, 2005 versus December 31, 2004

For the year ended December 31, 2005, our net sales were $7.6 million consisting solely of transdermal nitroglycerin patches. For the 2004 year, our net sales were $9.2 million, comprised solely of net sales of transdermal nitroglycerin patches. Net sales of transdermal nitroglycerin patches decreased by 17% during the 2005 period. This decrease is due primarily to a 44% decline in sales of transdermal nitroglycerin patches to one of our largest customers in 2005 as compared to 2004.

Product development income for the twelve months ended December 31, 2005 was $349,000, consisting of revenues from three research and development projects we are undertaking for two customers. Product development income for the same period in 2004 was $239,000. The $110,000 increase is due primarily to additional development work income associated with a new project that commenced in 2005.

Gross profit decreased by $1.8 million, or 61%, to $1.1 million for the twelve months ended December 31, 2005 as compared to $2.9 million for the same period in 2004. Gross profit as a percent of sales decreased from 32% during 2004 to 15% during 2005. The decrease in gross profit was due primarily to decreased sales volumes of lower margin products.

Selling, general and administrative expenses increased by $.1 million, or 7%, to $1.8 million for the twelve months ended December 31, 2005 as compared to $1.7 million for the same period in 2004. The increase is due primarily to increases in wages and professional/consulting fees of $241,000 and $93,000, respectively, partially offset by decreases in commission expense and legal fees of $190,000 and $44,000, respectively.

Research and development expenses increased by $24,000, or 6%, for the twelve months ended December 31, 2005 as compared to 2004. The increase is due primarily to higher expenditures for lab supplies.

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

During 2006, we incurred a net loss applicable to common stockholders of $2,817,000 whereas during 2005 our net loss applicable to common stockholders was $2,482,000. Our total stockholders’ deficiency at December 31, 2006 was $35.6 million as compared to December 31, 2005 when our total stockholders’ deficiency was $32.8 million. As of December 31, 2006, we had an accumulated deficit of approximately $35.6 million. Our principal sources of liquidity have been cash provided by loans from management and cash generated by operations. Our principal uses of cash have been for working capital and research and development.

At December 31, 2006, our available cash totaled approximately $1,145,000 compared to $759,000 at December 31, 2005. We have no borrowing capacity and as of December 31, 2006 we had debts and liabilities to third parties of approximately $10.8 million (including $7.3 million under the Key License) and to Health-Chem (which owns 90% of our outstanding shares of common stock) of approximately $30.5 million.

Our working capital deficit increased by approximately $1.7 million to $26.0 million from December 31, 2005 to December 31, 2006 due principally to a decrease of $.9 million in current assets, consisting primarily of decreases in accounts receivable and inventory of $1.0 million and $.2 million, respectively, partially offset by an increase in cash of $.4 million, and to an increase of $.8 million in current liabilities, consisting primarily of increases in royalties payable and preferred stock dividends payable of $1.2 million and $.6 million, respectively, partially offset by decreases in accounts payable and other liabilities of $.1 million and $.8 million, respectively. The decrease in accounts receivable resulted from a decrease in sales in the month of December 2006 as compared to the month of December 2005 and also reflects the timing of customer payments. The decrease in inventory reflects reduced transdermal nitroglycerin product sales and the timing of raw material purchases. The royalties payable increase is due to the Company not making payments to Key. The increase in preferred stock dividends payable is due to legally available funds not being available to make the required dividend payment. The other liabilities decrease is due primarily to decreases in accrued chargebacks, rebates & allowances and trade show discounts.

Cash used for operating activities for the twelve months ended December 31, 2006 was $397,000, as compared to cash used for operating activities of $154,000 for the same period in 2005. The decrease is due primarily to the $2.8 million net loss applicable to common stockholders in 2006 and to decreasing accounts receivable, inventory, accounts payable, and other liabilities of $1.0 million, $.2 million, $.1 million and $.8 million, respectively, and increasing royalties payable of $1.2 million in 2006 as compared to the $2.5 million net loss applicable to common stockholders in 2005 and to decreasing accounts receivable, amount due from financing agency, inventory and accounts payable of $.1 million, $.1 million, $.1 million and $.8 million, respectively, and increasing royalties payable, other liabilities and mortgage escrow deposit of $1.6 million, $.5 million and $.2 million, respectively, in 2005. Investing activities for the twelve months ended December 31, 2006 used cash of $126,000 as compared to the same period in 2005 which used cash of $87,000. This increase in use of cash is attributable to higher spending for additions to property, plant and equipment in 2006. Financing activities for the twelve months ended December 31, 2006 provided $909,000 of cash as compared to the same period in 2005 which provided $149,000 of cash.

As of December 31, 2006, we owed an aggregate of $7.3 million to Key under the Key License. Management has entered into discussions with Key to resolve the outstanding royalties but the parties have not achieved a resolution, if one is reached at all. Any failure to enter into an agreement to satisfy our obligations under the Key License would have a material adverse effect on the financial condition and operations of the Company.

Expenditures in 2007 such as capital expenditures, research and development costs and other operating expenses have been financed by cash generated from operating activities. The Company anticipates that it will not require any material capital expenditures for property, plant or equipment in 2007.

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

Contractual Obligations.

The following table summarizes our contractual obligations at December 31, 2006 (in thousands):

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to Health-Chem under Corporate Services Agreement (1)	$9,231				$9,231
Note Payable to Subsidiary of Health-Chem (2)	7,000	$7,000
Amount due to holder of preferred stock (3)	14,139	14,139
Royalties owed to Key (4)	7,321	7,321
Sale/Leaseback (Operating Lease) (5)	2,761	212	$425	$425	1,699
Long-term Debt (6)	167		167
Total	$40,619	$28,672	$592	$425	$10,930

(1) Represents the amount due by the Company to Health-Chem under the Group’s cash management practices, wherein the Company borrows all of its cash requirements from Health-Chem and advances all excess cash to Health-Chem. Interest on the balance is calculated based upon the average outstanding intercompany balance and interest rate on Health-Chem’s debt. The average interest rate charged was 10.375% during 2006.

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

(3) Represents the amount required to (i) redeem the current outstanding portion (850,000 shares) of the 1,000,000 shares of the Company’s redeemable preferred stock, $10.00 par value, originally issued by the Company to Herculite Products, Inc., a wholly-owned subsidiary of Health-Chem, on August 31, 1995 in payment for the manufacturing facility in which the Company’s operations are conducted and (ii) to pay the aggregate of the accrued annual preferred dividends of $.70 payable in each year during which the preferred stock is outstanding. The preferred stock provided for an annual sinking fund payment of $500,000 in 1996, $1,000,000 in each of the years 1997 through 2004 and a final redemption payment of $1,500,000 due in March 2005. The Company made the required redemption payments of $500,000 and $1,000,000 in 1996 and 1997, respectively, but has made no subsequent required redemption payments. The Company has not made any dividend payments since 1998. The 850,000 shares of preferred stock currently outstanding accrue annual dividends of $595,000. The $14,139,000 consists of $8,500,000 required to redeem the preferred stock and $5,639,000 of accrued dividends.

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

Liquidity and Operations Going Forward.

The Company intends to continue its efforts to complete the necessary steps to meet its future cash flow requirements and to continue its pursuit of the development of new products and contract manufacturing opportunities. Management’s plans in this regard include, but are not limited to, the following:

•	continue with preliminary negotiations with Key with respect to devising a plan to pay the royalties due under the Key License and possibly negotiate a new license agreement;

•
continue with existing projects whereby the Company is developing other transdermal products for client companies and where the Company will be the contract manufacturer of these products, if, among other things, FDA approval is obtained, of which no assurance can be given;

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

Revenue Recognition.

Revenue is recognized for product sales upon shipment when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net revenues and within other current liabilities. Other current liabilities include $902,000 at December 31, 2006 for certain rebates and other adjustments that are paid to customers.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies are no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies are required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. Currently, the Company does not expect this guidance to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for the Company beginning on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity’s own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company is currently assessing the impact of this guidance on its financial statements.

Inflation.

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

ITEM 7. FINANCIAL STATEMENTS

Transderm submits with this Annual Report the financial statements and related information listed in the Index to Consolidated Financial Statements on page F-1 following this Annual Report's signature page.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers.

The following table sets forth certain information about our directors and executive officers as of March 30, 2007:

Name	Age	Position	Year First Became a Director

Andy E. Yurowitz	71	Chairman of the Board, President, Chief Executive Officer and Director	2000

Ronald J. Burghauser	46	Chief Financial Officer, Treasurer and Secretary

Andrew J. Levinson	58	Director	2000

Manfred Mayerfeld	75	Director	2000

The Company's directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. The Company's officers serve at the pleasure of the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the year ended December 31, 2006, all of the reports required to be filed have been filed.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders, although all directors are expected to attend the annual meeting of stockholders if they are able to do so. During 2006, the Board of Directors held eight meetings, each of which was attended by all members of the Board either in person or telephonically.

Board of Directors Committees

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Chairman of the Board, Andy Yurowitz, and our remaining directors, Manfred Mayerfeld and Andrew Levinson, perform the functions of audit, nominating and compensation committees. As of the date of this Annual Report, no member of our Board of Directors qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act of 1933, as amended. Since the Board of Directors currently consists of three members, it does not believe that establishing a separate nominating committee is necessary for effective governance. If and when additional members of the Board of Directors are appointed or elected, we will consider creating a nominating committee. Given the Company’s financial condition, management does not anticipate hiring any additional executives in the foreseeable future and for this reason it does not believe that establishing a separate compensation committee is necessary for effective governance. The Board will consider establishing a compensation committee if and when it becomes necessary or required.

Shareholder Communications

The Company does not presently provide a process for security holders to send communications to the Board of Directors. The Company does not provide such process because it has not held a stockholders meeting at which directors were elected since 1999, as it has not had the funds to cover the cost of preparing and filing a proxy statement in connection with such meeting. All of the current members of the Board of Directors have served as directors since 2000. The Board of Directors expects to call a stockholders meeting at which directors will be elected after it files this Annual Report and to adopt a process for security holders to send communications to the Board of Directors prior to such stockholders meeting, which process it will disclose in the proxy statement to be mailed to all stockholders prior to the stockholders meeting.

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

SUMMARY COMPENSATION TABLE
						Long Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principle Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)		All Other Compensation ($)(1)

Andy Yurowitz, President, Chief Executive Officer and Chairman	2006 2005	$ $	197,999 180,000						$ $	4,860 606

Ronald J. Burghauser, Chief Financial Officer, Secretary and Treasurer	2006 2005	$ $	154,000 133,827	$2,033					$ $	2,192 1,994

Kenneth Brody, Former Chief Financial Officer and Former Manager - Sales, Marketing & Business Development	2005		$130,769							$2,659

Richard L. Bulwicz,
Manager - Quality	2006		$111,500	$1,467						$1,577
Operations	2005		$101,600							$1,503

(1)	Consists of the Company matching contributions under our 401(K) plan and the term cost value of all excess group life insurance policies on behalf of the Named Executives.

Option Grants in the Last Fiscal Year.

During the fiscal year ended December 31, 2006, Transderm did not grant any options to purchase any securities.

As of the date hereof, there are no options to purchase any securities outstanding.

Fiscal Year-End Option Numbers and Values.

During the fiscal year ended December 31, 2006, there were no options to purchase shares of common stock outstanding.

Equity Compensation Plan Information.

Not applicable.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of March 30, 2007 with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of our officers and directors, and by all of our officers and directors as a group.

For the purpose of this table, the beneficial ownership of a person includes shares as to which that person has sole or shared voting or investment power as well as shares that the person has the right to acquire within 60 days (such as upon conversion of convertible securities or exercise of warrants or options) as of March 30, 2007. For the purpose of calculating the ownership percentages for each person listed, we have considered to be outstanding both the total number shares actually outstanding on March 30, 2007 and the total number of shares that various people then had the right to acquire within 60 days of said date.

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

(3)	Based upon 40,000,000 shares of common stock outstanding on March 30, 2007.

(4)	Voting and/or dispositive power is shared with another individual.

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

3.1	Restated Certificate of Incorporation dated April 27, 1995.	Previously filed as Exhibit 3.1 to the Registration Statement.

3.2	Amendment to Restated Certificate of Incorporation dated July 13, 1995.	Previously filed as Exhibit 3.2 to the Registration Statement.

3.3	By-Laws.	Previously filed as Exhibit 3.3 to the Registration Statement.

10.1	Asset Acquisition Agreement dated April 28, 1995 between Hercon Environmental Corporation (“HEC”) and Hercon Laboratories Corporation (“HLC”).	Previously filed as Exhibit 10.7 to the Registration Statement.

10.2	$7,000,000 principal amount Subordinated Promissory Note of HLC.	Previously filed as Exhibit 10.8 to Amendment No. 1 to the Registration Statement (“Amendment No. 1”) .

10.3	Corporate Services Agreement between Health-Chem and Transderm, dated as of August 31, 1995.	Previously filed as Exhibit 10.9 to Amendment No. 1.

10.4	Tax Sharing Agreement between Health Chem and Transderm, dated as of August 31, 1995	Previously filed as Exhibit 10.10 to Amendment No. 1.

10.5	Second Modification Agreement dated as of October 11, 1995 by and among Health-Chem, HLC, HPI, Pacific Combining Corporation (“PCC”), HEC and Transderm.	Previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report for the Quarter ended September 30, 1995.

10.6	Revolving Credit, Term Loan and Security Agreement dated as of January 9, 1997 by and between HCH, HPI, HEC, PCC, HLC and Transderm and IBJ Schroder Bank & Trust Company,	Previously filed as Exhibit 1 to Health-Chem's Current Report on Form 8-K filed with the Commission on January 22, 1997.

10.7	First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of January 21, 1998 by and between HCH, HPI, HEC, PCC, HLC and Transderm and IBJ Schroder Business Credit Corporation.	Previously filed as Exhibit 10.18(b) to Health-Chem's Report on Form 10-K for the year ended December 31, 1997.

10.8	Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of July 31, 1998 by and between HCH, HPI, HEC, PCC, HLC and Transderm and IBJ Schroder Business Credit Corporation.	Previously filed as an exhibit to Health-Chem's Report on Form 10-Q for the quarter ended September 30, 1998.

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
Previously filed as Exhibit 10.30 to the HC 2004 10-KSB.

10.26	Amendment No. 1 to Sales Representative Agreement between HLC and Granard Pharmaceutical, LLP dated July 24, 2001.	Previously filed as Exhibit 10.31 to the HC 2004 10-KSB.

10.27	Mortgage Note in the principal amount of $367,500 dated August 7, 2001 among Transderm and certain creditors, including affiliates of Transderm.	Previously filed as Exhibit 10.32 to the HC 2004 10-KSB.

10.28	Agreement dated May 22, 2002 among Zackfoot Investments, LLC, the holders of the Mortgage Note dated August 7, 2001 and Transderm.	Previously filed as Exhibit 10.34 to the HC 2004 10-KSB.

10.29	Promissory Note in the principal amount of $164,692.50 dated May 22, 2002 among Transderm and Zackfoot Investments, LLC and certain other lenders to Transderm.	Previously filed as Exhibit 10.35 to the HC 2004 10-KSB.

10.30	Mortgage Note in the principal amount of $150,000 dated June 22, 2002 made by Transderm Laboratories Corporation in favor of Albert David.	Previously filed as Exhibit 10.36 to the HC 2004 10-KSB.

10.31	Outline of Agreement between the Registrant and Jack Aronowitz, Leon Services LLC and Health-Chem Diagnostics, LLC, effective October 31, 2003.	Previously filed as Exhibit 10.37 to the HC 2004 10-KSB.

10.32
Development, Manufacturing and Supply Agreement dated June 10, 2004 between Hercon Laboratories Corporation and Ranbaxy Pharmaceuticals Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).
Previously filed as Exhibit 10.38 to the HC 2004 10-KSB.

10.33	Deed dated December 7, 2004 selling and transferring ownership of the land and building owned by Transderm Laboratories Corporation to York Realty Leasing LLC.	Previously filed as Exhibit 10.39 to the HC 2004 10-KSB.

10.34	Warranty Bill of Sale dated December 7, 2004 selling and transferring ownership of machinery and equipment owned by Hercon Laboratories Corporation to York Realty Leasing LLC.	Previously filed as Exhibit 10.40 to the HC 2004 10-KSB.

10.35	Commercial Lease Agreement dated December 7, 2004 by and between York Realty Leasing LLC and Transderm.	Previously filed as Exhibit 10.41 to the HC 2004 10-KSB.

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

 (b) REPORTS ON FORM 8-K

During the quarter ended December 31, 2006 the Company did not file any reports on Form 8-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Demetrius & Company, L.L.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal years ended December 31, 2005 and 2006 were $123,000.

Audit-Related Fees

There were no fees billed by Demetrius & Company, L.L.C. for audit-related services for the fiscal years ended December 31, 2005 or 2006.

Tax Fees

There were no fees billed by Demetrius & Company, L.L.C. for tax services during the fiscal years ended December 31, 2005 or 2006.

All Other Fees

There were no fees billed by Demetrius & Company, L.L.C. for any other professional services during the fiscal years ended December 31, 2005 or 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSDERM LABORATORIES CORPORATION

Name and Capacity	Date

/s/ Andy E. Yurowitz By: Andy E. Yurowitz Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 17, 2007

/s/ Ronald J. Burghauser By: Ronald J. Burghauser Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer) (Principal Accounting Officer)	April 17, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Andy E. Yurowitz Andy E. Yurowitz	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) and Director	April 17, 2007

/s/ Ronald J. Burghauser Ronald J. Burghauser	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer) (Principal Accounting Officer)	April 17, 2007

/s/ Andrew J. Levinson Andrew J. Levinson	Director	April 17, 2007

/s/ Manfred Mayerfeld Manfred Mayerfeld	Director	April 17, 2007

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet - December 31, 2006	F-3

Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005	F-4

Consolidated Cash Flow Statements
Years Ended December 31, 2006 and 2005	F-5

Consolidated Statements of Stockholders’ Deficiency
Years Ended December 31, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7 to F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Transderm Laboratories Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Transderm Laboratories Corporation and Subsidiaries (“Transderm” or the ”Company”) as of December 31, 2006 and the related consolidated statements of operations, cash flows, and stockholders’ deficiency for each of the years in the two year period ended December 31, 2006. These financial statements are the responsibility of Transderm’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transderm Laboratories Corporation and Subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DEMETRIUS & COMPANY, L.L.C.
Wayne, New Jersey
April 16, 2007

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
(In thousands, except share amounts)

ASSETS

CURRENT ASSETS
Cash	$1,145
Accounts receivable - net	1,885
Inventories	937
Other current assets	20
Total Current Assets	3,987

PROPERTY, PLANT AND EQUIPMENT, net	1,528

MORTGAGE ESCROW DEPOSIT	201

TOTAL ASSETS	$5,716

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$147
Royalties payable	7,321
Other liabilities	1,291
Current portion of long-term debt	40
Subordinated promissory note	7,000
Redeemable preferred stock	8,500
Preferred stock dividends payable	5,639
Total Current Liabilities	29,938

LONG-TERM LIABILITIES
Long-term payable - Health-Chem	9,231
Mortgage payable	1,318
Payable to affiliate	666
Note payable	167
Total Long-Term Liabilities	11,382

COMMITMENTS

PREFERRED STOCK	0

STOCKHOLDERS’ DEFICIENCY
Common stock, par value $.001 per share;
60,000,000 shares authorized; 40,000,000
shares issued and outstanding	40
Accumulated deficit	<35,644	>
Total Stockholders’ Deficiency	<35,604	>

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,716

See Notes to Consolidated Financial Statements.

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2006			2005
REVENUE:
Net sales		$5,940			$7,586
Cost of goods sold - royalties		1,213			1,586
Cost of goods sold - other		4,144			4,861
Total cost of goods sold		5,357			6,447
Gross profit		583			1,139

OPERATING EXPENSES:
Selling, general and administrative		1,782			1,822
Research and development		491			438
Interest, net		1,046			1,126
Total operating expenses		3,319			3,386

LOSS FROM OPERATIONS		<2,736	>		<2,247	>
Product development income		509			349
Other income <expense> - net		5			0

LOSS FROM OPERATIONS BEFORE TAXES
AND MINORITY INTEREST		<2,222	>		<1,898	>
Minority interest		0			11
Income tax benefit		0			0
NET LOSS		<2,222	>		<1,887	>

PREFERRED DIVIDENDS		595			595

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$	<2,817	>	$	<2,482	>

Loss per common share (basic & diluted):

LOSS PER COMMON SHARE	$	<.07	>	$	<.06	>

Average number of common shares
outstanding: (in thousands)
Basic		40,000			40,000
Diluted		40,000			40,000

See Notes to Consolidated Financial Statements.

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED CASH FLOW STATEMENTS
(In thousands)

	Years Ended December 31,
	2006			2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to common stockholders	$	<2,817	>	$	<2,482	>
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization		316			316
Preferred stock dividends payable		595			595
Minority interest		0			<11	>
Changes in:
Accounts receivable		1,023			54
Due from financing agency		0			110
Inventories		231			134
Other current assets		4			<1	>
Mortgage escrow deposit		<1	>		<200	>
Other non-current assets		0			44
Accounts payable		<133	>		<821	>
Royalties payable		1,213			1,586
Other liabilities		<828	>		522
Net cash used for operating activities		<397	>		<154	>

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment		<126	>		<87	>
Net cash used for investing activities		<126	>		<87	>

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from affiliates, net		951			<62	>
Long-term debt proceeds		0			1,400
Long-term debt payments		<42	>		<1,200	>
Minority interest contributions		0			11
Net cash provided by financing activities		909			149

NET INCREASE <DECREASE> IN CASH		386			<92	>
Cash at beginning of year		759			851
Cash at end of year		$1,145			$759

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest		$191			$248
Income taxes		0			0

Supplemental Disclosures of Non-Cash Financing
Activities:
Conversion of members’ capital to long-term
debt		$0			$130

See Notes to Consolidated Financial Statements.

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2006 AND 2005
(In thousands)

	Common Stock	Accumulated Deficit			Total .

Balance, January 1, 2005	$40	$	<30,345	>	$	<30,305	>

Net loss			<1,887	>		<1,887	>

Preferred dividends			<595	>		<595	>

Balance, December 31, 2005	40		<32,827	>		<32,787	>

Net loss			<2,222	>		<2,222	>

Preferred dividends			<595	>		<595	>

Balance, December 31, 2006	$40	$	<35,644	>	$	<35,604	>

See Notes to Consolidated Financial Statements.

TRANSDERM LABORATORIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Periodically, the Company has cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company mitigates this risk by depositing its cash in high quality financial institutions. To reduce credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition but does not generally require collateral. Approximately 62% of the December 31, 2006 accounts receivable balance represents amounts due from two customers.

The percentage of sales to each major customer who was responsible for 10% or more of the total revenues is as follows:

	Years Ended
	December 31,
	2006	2005
Customer A	23%	13%
Customer B	20%	42%

At December 31, 2006, accounts receivable of approximately $1,178,000 was from such customers.

d. Revenue Recognition and Accounts Receivable

The Company recognizes revenue for product sales upon shipment when title and risk of loss pass to its customers and when provisions for estimates, including trade discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the years ended December 31, 2006 and 2005.

The Company has historically provided financial terms to customers in accordance with what management views as industry norms. Financial terms, for credit-approved customers, are generally on a net 30-61 day basis, though most customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer’s payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods. When accounts receivable are considered uncollectible, they are charged against the allowance. Quarterly, the Company reviews its accounts receivable for potential uncollectible accounts. At December 31, 2006, the allowance was a nominal amount and is considered adequate.

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

g. Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges in 2006 and 2005.

h. Accounts Receivable Financing

In January 2001, the Company entered into an agreement to sell certain of its accounts receivable with full recourse to a factor, Bay View Funding. The Company terminated its agreement with Bay View Funding in April 2005 because management believed that the Company no longer needed the services of a factor. The Company did not sell any accounts receivable to Bay View Funding during 2005. Expenses incurred under this factoring program totaling $43,000 for 2005 are included on the selling, general and administrative expense line in the Consolidated Statements of Operations.

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

k. Cash Management

The Company participates in Health-Chem’s cash management practice, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance was $9,231,000 at December 31, 2006. Interest is charged based upon the average outstanding intercompany balance and interest rate on Health-Chem’s debt. The average interest rate charged was 10.375% during both 2006 and 2005.

l. Expenses Charged by Health-Chem

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem pays for certain administrative expenses on behalf of the Company for which Health-Chem is reimbursed. These expenses are comprised primarily of an allocation of corporate services including executive, professional, legal and accounting. The allocation of these costs, approximately $459,000 and $348,000 for 2006 and 2005, respectively, reflect Health-Chem’s estimate of their cost for these services based upon a method (allocation based upon the Company’s net sales as a percentage of Health-Chem’s consolidated net sales) which is considered by the Company to be reasonable. The Company estimates that these expenses, on a stand-alone basis, would not have been materially different from the costs allocated.

m. Per Share Information

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding during each year after adjustment for any dilutive effect of the Company's stock options.

A reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2006 and 2005 is presented below (in thousands, except per share amounts):
	2006							2005
	Income (Numerator)			Shares (Denominator)	Per Share Amount			Income (Numerator)			Shares (Denominator)	Per Share Amount

Net loss	$	<2,222	>					$	<1,887	>

Preferred stock dividends		<595	>						<595	>

Basic Earnings Per
Common Share
Net loss applicable to
common stockholders		<2,817	>	40,000	$	<.07	>		<2,482	>	40,000	$	<.06	>

Effect of Dilutive
Securities
Stock options		0		0					0		0

Diluted Earnings Per
Common Share
Net loss applicable to
common stockholders	$	<2,817	>	40,000	$	<.07	>	$	<2,482	>	40,000	$	<.06	>

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

	Years Ended
	December 31,
	2006			2005

Net loss applicable to common stockholders,
as reported:	$	<2,817	>	$	<2,482	>
Add: Stock-based compensation expense
recognized under the intrinsic value method		0			0
Deduct: Stock-based compensation expense
determined under fair value based method		0			0
Pro forma net loss applicable to common
stockholders	$	<2,817	>	$	<2,482	>

Net loss per common share:
Basic - as reported	$	<.07	>	$	<.06	>
Basic - pro forma	$	<.07	>	$	<.06	>
Diluted - as reported	$	<.07	>	$	<.06	>
Diluted - pro forma	$	<.07	>	$	<.06	>

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies are no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies are required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. Currently, the Company does not expect this guidance to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for the Company beginning on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity’s own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company is currently assessing the impact of this guidance on its financial statements.

q. Reclassifications

The Company reclassified certain prior period financial statement balances to conform to current presentations.

3. Going Concern

As of December 31, 2006, the Company had aggregate debts and liabilities of $41,320,000 and had a working capital deficiency of $25,951,000. It has also sustained operating losses in each of the last three years. These debts and liabilities include $14,139,000 related to redeemable preferred stock under which the Company is currently in default, $7,158,000 related to a subordinated promissory note under which the Company is currently in default and $9,231,000 related to a long-term payable, with all three of these amounts being owed to Health-Chem. Also included in these debts and liabilities is $7,321,000 of royalties due under a license agreement with Key Pharmaceuticals, Inc. (“Key”) which allows the Company to utilize certain technology incorporated into our current transdermal patch which has been accumulating since 2000. The Consolidated Statement of Operations for the years ended December 31, 2006 includes $595,000 of preferred dividends expense, $875,000 of Health-Chem interest expense and $1,213,000 of Key royalty expense. The Company has been able to continue to operate by not having paid these creditors. The Company has been paying its debts and liabilities not related to Health-Chem or the license on a current basis from cash flow generated from operations. The Company does not have cash on hand to repay any of the amounts due Health-Chem or the royalty payment owed under the license agreement. The Company’s financial condition has prevented it from securing financing or obtaining loans from which it could repay all or a portion of the amounts due.

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

4. Inventories (In thousands)

	December 31,
	2006	2005

Raw materials	$434	$630
Finished goods and work in process	503	538
	$937	$1,168

5. Property, Plant and Equipment

In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC, an affiliated company, for a sale price of $1.9 million. Concurrent with the sale, the Company entered into a 15-year net lease with York Realty Leasing LLC for the property expiring in December 2019, which can be extended by the Company for an additional five years. The agreement provides for a Company repurchase option at a price of $1,995,000. The base annual lease cost during the initial 15 year term is $212,400, and the base lease expense for the remaining term of the lease is as follows: 2007 - $212,400; 2008 - $212,400; 2009 - $212,400; 2010 - $212,400; 2011 - $212,400; and 2012 and thereafter - $1,699,200. In December 2002, the Company received an appraisal for the real property, including the structures and appurtenances, which appraised the market value of the property at $1,850,000. The proceeds from the sale were used to satisfy a $1.6 million first mortgage associated with the property and to substantially pay off a $367,500 second mortgage, a portion of which was held by related parties. Andy Yurowitz, the Company’s Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company’s consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. In December 2005, York Realty Leasing LLC obtained a $1.4 million mortgage on this property with a financial institution.

The Company's property, plant and equipment balances at December 31, 2006 are as follows (in thousands):

Land	$120
Buildings	2,734
Equipment and leasehold improvements	8,698
Construction-in-progress	92
Total Property, Plant and Equipment	11,644
Less accumulated depreciation and amortization	10,116
Net Property, Plant and Equipment	$1,528

Depreciation expense for the years ended December 31, 2006 and 2005 was $316,000 and $316,000, respectively.

6. Other Liabilities (In thousands)

The Company's other liabilities balances at December 31, 2006 are as follows (in thousands):

Accrued chargebacks	$608
Accrued rebates & allowances	194
Allowance for returns	100
Accrued audit fees	97
Accrued interest - Health-Chem	158
Accrued interest on other related party debt	59
Accrued interest on other debt	9
Other	66
$1,291

7. Long-Term Debt

The Company's long-term debt balances at December 31, 2006 are as follows (in thousands):

Long-term payable - Health-Chem	$9,231
Subordinated promissory note - Health-Chem	7,000
Mortgage payable	1,358
Payable to York Realty Leasing LLC members-affiliate	666
Note payable	167
Subtotal	18,422
Less current portion	7,040
Total Long-Term Debt	$11,382

The Company participates in Health-Chem’s cash management practice, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance was $9,231,000 at December 31, 2006. Interest is charged based upon the average outstanding intercompany balance and interest rate on Health-Chem’s debt. There are no provisions in place for repayment of these advances. Advances under this program are included in long-term liabilities. The average interest rate charged was 10.375% during 2006. On August 31, 1995, Hercon issued to Health-Chem a $7,000,000, 9% Subordinated Promissory Note in exchange for the then outstanding borrowings from affiliates. The Company is required to make semi-annual interest payments each March and September on this note. The principal amount of $7,000,000 was due on March 31, 2002. In March, 2002 the Company defaulted on its obligation to repay the principal amount of $7,000,000. At December 31, 2006, the Company had accrued $157,500 with respect to the semi-annual interest payment due March 31, 2007.

In the spring of 2000, the Company obtained a $1.6 million loan from Mercury Capital Corporation at 15% interest per annum secured by a mortgage on the Company’s Pennsylvania facility. In December 2003, Mercury Capital Corporation assigned this mortgage to William Robbins. In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. The proceeds from the sale were used to satisfy the $1.6 million first mortgage noted above and to substantially pay off a $367,500 second mortgage. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it was unable to negotiate a like transaction with an unaffiliated party. In December 2005, York Realty Leasing LLC obtained a $1.4 million mortgage from Fulton Bank. Proceeds from the mortgage were used to pay down the $1.2 million of member loans from William Robbins. Andy Yurowitz, the Company’s Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. William Robbins is also a 50% owner of York Realty Leasing LLC. In addition to capital contributions that Messrs. Yurowitz and Robbins made to York Realty Leasing LLC, as of December 31, 2006 each had loans outstanding to York Realty Leasing LLC totaling $201,000 and $465,000, respectively. York Realty Leasing LLC has classified these two member loans of $666,000 as long-term and is accruing interest of 15% per annum on both loans. The members of York Realty Leasing LLC have provided the Company with documentation indicating that these loans will not have to be repaid until January 15, 2008. As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company’s consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC, including the $666,000 member loans.

The York Realty Leasing LLC mortgage with Fulton Bank has payment terms of eighty three (83) consecutive monthly installments of principal and interest of $13,065 commencing January 1, 2006, with one final payment of all unpaid principal and interest payable on December 1, 2012. The interest rate associated with this mortgage is one-half (1/2) percent over Fulton Bank’s prime rate. The average interest rate charged during 2006 was 8.36%. The mortgage is collateralized by the building owned by York Realty Leasing LLC. As of December 31, 2006, the approximate aggregate annual maturities of long-term debt for the next five years, which consists solely of the York Realty Leasing LLC mortgage, were: 2007 - $40,000; 2008 - $43,000; 2009 - $47,000; 2010 - $51,000 and 2011 - $56,000. Terms of the mortgage require York Realty Leasing LLC to maintain an escrow account at Fulton Bank. The balance in this account at December 31, 2006 was $201,000. Additionally, Fulton Bank does not have recourse to the Company in the event of a default on this mortgage.

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

8. Employee Benefit Plan

All permanent, full-time non-union employees of the Company are eligible to participate in Health-Chem’s 401(k) Plan (the “Plan”) following six months of employment. The Plan allows eligible employees to defer up to 20% of their compensation on a pre-tax basis through contributions to the Plan. The Company may contribute for each participant a matching contribution equal to a percentage of the elective contributions made by the participants. The decision to make matching contributions and the amount of such contributions will be made each year by the Company. These Company matching contributions were $15,000 and $14,000 in 2006 and 2005, respectively.

9. Commitments & Contingencies

Approximately thirty percent of the Company’s employees are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO (“R.W.D.S.U.”). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company’s regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees.

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

10. Redeemable Preferred Stock

In April 1995, Health-Chem’s Board of Directors approved a plan to realign certain of its business operations in order to separate its transdermal pharmaceutical business from its then other businesses. As part of such realignment, on August 31, 1995 the Company issued to Herculite Products, Inc. (“Herculite”), which is a wholly-owned subsidiary of Health-Chem, 1,000,000 shares of the Company’s redeemable preferred stock, $10.00 par value, in exchange for the manufacturing facility in which Hercon’s operations are conducted and the 985 shares of Hercon common stock owned by Herculite. The Company is required to make semi-annual preferred dividend payments out of funds legally available each March and September at the annual rate of $0.70 per share on the then-outstanding shares of its redeemable preferred stock. Legally available funds were not available to make the 1998 through 2006 preferred dividend payments, nor were they available to make the required $1,000,000 redemption payments in each March for the years 1998 through 2004. An additional required redemption payment of $1,500,000 due in March 2005 was also not made due to legally available funds not being available to make the redemption payment. At both December 31, 2005 and 2006, 850,000 shares of the redeemable preferred stock were still outstanding. Dividend expense related to this preferred stock was $595,000 in each of 2005 and 2006. The preferred stock dividends payable balance at December 31, 2006 was $5,639,000.

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

11. Stock Options

Options granted under the Company’s stock option plan are exercisable for up to ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not award any option grants during the years ended December 31, 2006 and 2005 and no stock options were outstanding at December 31, 2006.

12. Taxes on Income (In thousands)

	Years Ended
	December 31,
	2006	2005
Taxes on income include provision <benefit> for:
Federal income taxes	$0	$0
State and local income taxes	0	0
Total	$0	$0

Taxes on income are comprised of:
Current	$0	$0
Deferred	0	0
Total	$0	$0

A reconciliation of taxes on income to the federal statutory rate is as follows:

	Years Ended
	December 31,
	2006			2005

Tax benefit at statutory rate	$	<830	>	$	<595	>
Increase <decrease> resulting from:
Net operating and other tax loss
carryforwards that expired		0			844
State and local taxes, net of federal
tax benefit		<272	>		<88	>
Other		<1	>		11
Change in valuation allowance		1,103			<172	>
Tax provision <benefit>		$0			$0

At December 31, 2006, the deferred tax assets and liabilities result from the following temporary differences and carryforwards:

Deferred tax assets:
Net operating and other tax loss
carryforwards	$5,909
Accumulated depreciation	0
Total deferred tax assets	5,909

Deferred tax liabilities:
Accelerated depreciation	0
Total deferred tax liabilities	0
Net deferred tax asset before valuation
allowance	5,909
Valuation Allowance	<5,909	>
Net deferred tax asset	$0

The Company is part of a consolidated group and included in the consolidated federal income tax return of its parent, Health-Chem. The Company is also party to a Tax Sharing Agreement with Health-Chem. Deferred tax assets and liabilities are provided by the Company on a stand-alone basis for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The Company had a deferred tax asset of $5.9 million at December 31, 2006 as a result of its losses which may be used in the future should the consolidated group have taxable income. This deferred tax asset had an allowance reserve of $5.9 million at December 31, 2006. Therefore, no asset is shown as a deferred tax asset as of December 31, 2006 as a result of the losses not being used by the Company’s parent to offset any taxes due for 2006 since the consolidated group showed a loss for 2006 and has net operating loss carryforwards. These net operating loss carryforwards expire in various years through 2027. The Company and its subsidiary file a stand-alone return for state purposes. At December 31, 2006, the Company had approximately $17.9 million of net operating loss carryforwards in various states in which the Company and its subsidiary operate which are available to absorb allocated portions of future taxable income for state tax purposes. The state operating loss carryforwards expire in various years through 2027. At December 31, 2006, valuation allowance relating to tax loss carryforwards was $5,909,000.

13. Interest, Net (In thousands)

	Years Ended
	December 31,
	2006	2005

Interest expense:
Subordinated promissory note - Health-Chem	$630	$630
Long-term payable - Health-Chem	245	223
York Realty Leasing LLC mortgage	115	0
York Realty Leasing LLC members	100	267
Other	3	6
Total interest expense	1,093	1,126
Interest income	47	0
Interest, net	$1,046	$1,126

14. Related Party Transactions

The consolidated financial statements include the following items applicable to related parties at December 31, 2006 (in thousands):

Balance Sheet:

Property, plant and equipment, net		$1,101

Payable to York Realty Leasing LLC members
(See Note 7)		666

Accrued interest on other related party debt		59

Due to Parent - Health-Chem:
Accrued interest (See Note 7)		158
Subordinated promissory note (See Note 7)		7,000
Redeemable preferred stock (See Note 10)		8,500
Preferred stock dividend payable (See Note 10)		5,639
Long-term payable (See Note 7)		9,231

	Years Ended
	December 31,
	2006	2005
Income Statements:

Allocation of Parent’s administrative costs
(See Note 2l)	$459	$348
Interest expense (See Note 13):
Subordinated promissory note - Health-Chem	630	630
Long-term payable - Health-Chem	245	223
York Realty Leasing LLC members	100	267
Preferred dividends (See Note 10)	595	595

Accrued interest on other related party debt

In December 2004, the Company sold its real property, buildings, improvements and equipment located in Emigsville, Pennsylvania to York Realty Leasing LLC for a sale price of $1.9 million. The Company entered into the sale/leaseback arrangement with York Realty Leasing LLC because it was unable to negotiate a like transaction with an unaffiliated party. Andy Yurowitz, the Company’s Chairman of the Board, President, Chief Executive Officer and a member of the Board of Directors, is a 50% owner of York Realty Leasing LLC. William Robbins is also a 50% owner of York Realty Leasing LLC. In addition to capital contributions that Messrs. Yurowitz and Robbins made to York Realty Leasing LLC, as of December 31, 2006 each had loans outstanding to York Realty Leasing LLC totaling $201,000 and $465,000, respectively. York Realty Leasing LLC has classified these two member loans of $666,000 as long-term and is accruing interest of 15% per annum on both loans. At December 31, 2006, the York Realty Leasing LLC members were owed interest of $59,000 with respect to these loans.

15. Minority Interest

As a result of Financial Interpretation 46(R), effective as of December 31, 2004, the Company’s consolidated balance sheet includes the assets and liabilities of York Realty Leasing LLC. Andy Yurowitz and William Robbins are each 50% owners of York Realty Leasing LLC. As of December 31, 2006 and 2005, each had contributed $5,500 in capital to York Realty Leasing LLC. In 2005, York Realty Leasing LLC sustained a loss of $147,000 of which $11,000 was allocated to the stockholders of the LLC. This eliminated their cash investment as of December 31, 2005.

A former president of Hercon Laboratories Corporation maintains a 1.5% interest in Hercon Laboratories Corporation.

16. Quarterly Results of Operations (Unaudited)

	First			Second			Third			Fourth
	Quarter			Quarter			Quarter			Quarter
(in thousands, except per share data)
2006
Net sales		$1,619			$1,300			$1,792			$1,229

Net loss applicable
to common stockholders	$	<454	>	$	<448	>	$	<689	>	$	<1,226	>

Net loss per
common share	$	<.011	>	$	<.011	>	$	<.017	>	$	<.031	>

Diluted net loss per
common share	$	<.011	>	$	<.011	>	$	<.017	>	$	<.031	>

2005
Net sales		$1,474			$2,224			$1,893			$1,995

Net loss applicable
to common stockholders	$	<182	>	$	<402	>	$	<326	>	$	<1,572	>

Net loss per
common share	$	<.005	>	$	<.010	>	$	<.008	>	$	<.039	>

Diluted net loss per
common share	$	<.005	>	$	<.010	>	$	<.008	>	$	<.039	>

The above financial data may not total to the results indicated on the Company’s financial statements.