Form 10QSB
period 2007-03-31
TRANSDERM LABORATORIES CORP
filed 2007-07-18
CIK 948704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission file number 000-27642

TRANSDERM LABORATORIES CORPORATION
(Exact name of small business issuer
as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3518345 (I.R.S. Employer Identification No.)

101 Sinking Springs Lane, Emigsville, PA 17318
(Address of principal executive offices)

(717) 764-1191
(Issuer's telephone number)

___________________________________
(Former name, former address and former
fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At July 6, 2007, there were 40,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Consolidated Financial Statements.

PAGE

Consolidated Balance Sheet - March 31, 2007 (Unaudited)	F-2

Consolidated Statements of Operations
Three Months Ended March 31, 2007 (Unaudited) and
March 31, 2006 (Unaudited)	F-3

Consolidated Cash Flow Statements
Three Months Ended March 31, 2007 (Unaudited) and
March 31, 2006 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5 to F-10

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED BALANCE SHEET (Unaudited)
MARCH 31, 2007
(In thousands, except per share amounts)

ASSETS
CURRENT ASSETS
Cash	$1,952
Accounts receivable	781
Inventories	826
Other current assets	17
Total Current Assets	3,576

PROPERTY, PLANT AND EQUIPMENT, net	1,448

MORTGAGE ESCROW DEPOSIT	203

TOTAL ASSETS	$5,227

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$186
Royalties payable	7,584
Other liabilities	736
Current portion of long-term debt	40
Subordinated promissory note	7,000
Redeemable preferred stock	8,500
Preferred stock dividends payable	5,788
Total Current Liabilities	29,834

LONG-TERM LIABILITIES
Long-term payable - Health-Chem	9,625
Mortgage payable	1,309
Payable to affiliate	666
Note payable	167
Total Long-Term Liabilities	11,767

COMMITMENTS

PREFERRED STOCK	0

STOCKHOLDERS’ DEFICIENCY
Common stock, par value $.001 per share;
60,000,000 shares authorized; 40,000,000
shares issued and outstanding	40
Accumulated deficit	<36,414	>
Total Stockholders’ Deficiency	<36,374	>

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,227

See Notes to Consolidated Financial Statements.

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007			2006
REVENUE:
Net sales		$1,149			$1,619
Cost of goods sold - royalties		263			298
Cost of goods sold - other		931			914
Total cost of goods sold		1,194			1,212
Gross <loss> profit		<45	>		407

OPERATING EXPENSES:
Selling, general and administrative		449			468
Research and development		118			120
Interest, net		277			258
Total operating expenses		844			846

LOSS FROM OPERATIONS		<889	>		<439	>
Product development income		268			5
Other income <expense> - net		0			0

LOSS FROM OPERATIONS BEFORE TAXES
AND MINORITY INTEREST		<621	>		<434	>
Minority interest		0			0
Income tax expense		0			0
NET LOSS		<621	>		<434	>

PREFERRED DIVIDENDS		149			149

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$	<770	>	$	<583	>

NET LOSS PER COMMON SHARE (BASIC & DILUTED)	$	<.02	>	$	<.01	>

Average number of common shares
outstanding: (in thousands)
Basic		40,000			40,000
Diluted		40,000			40,000

See Notes to Consolidated Financial Statements.

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007			2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to common stockholders	$	<770	>	$	<583	>
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization		80			78
Preferred stock dividends payable		149			149
Changes in:
Accounts receivable		1,104			1,913
Inventories		111			<32	>
Other current assets		3			7
Mortgage escrow deposit		<2	>		<2	>
Accounts payable		39			<114	>
Royalties payable		263			298
Other liabilities		<555	>		<898	>
Net cash provided by operating activities		422			816

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment		0			<32	>
Net cash used for investing activities		0			<32	>

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from affiliates, net		394			302
Long-term debt payments		<9	>		<14	>
Net cash provided by financing activities		385			288

NET INCREASE IN CASH		807			1,072
Cash at beginning of period		1,145			759
Cash at end of period		$1,952			$1,831

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest		$47			$25

See Notes to Consolidated Financial Statements.

TRANSDERM LABORATORIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

Transderm Laboratories Corporation (“Transderm”) engages in the development, manufacture and marketing of transdermal drug delivery systems. Transderm operates principally through its 98.5% owned subsidiary, Hercon Laboratories Corporation (“Hercon”, which together with Transderm is referred to collectively as the “Company”). Transderm is 90% owned by Health-Chem Corporation (“Health-Chem” and together with Transderm, Hercon and Health-Chem’s other subsidiaries, the “Group”).

As of March 31, 2007, the Company’s sole product and continuing source of revenues was a transdermal nitroglycerin patch used for transdermal relief of the vascular and cardiovascular symptoms related to angina pectoris which it has manufactured and sold pursuant to the terms of a license agreement between Key Pharmaceuticals, Inc. (“Key”) and Hercon entered into in March 2000 (the “Key License”). Subsequent to the close of the period covered by this report, the Key License will expire on August 16, 2007, as more fully described in Notes 6 and 9, Going Concern and Subsequent Events, respectively.

The Company also generates revenues from research and development activities it undertakes for client companies and will be the contract manufacturer of these products if United States Food and Drug Administration (“FDA”) approval is obtained.

The accompanying unaudited consolidated financial statements include the accounts of Transderm and Hercon. As of December 31, 2004, the consolidated financial statements also include a Variable Interest Entity (“VIE”), York Realty Leasing LLC, of which Transderm is the primary beneficiary as further described in Note 7. All significant intercompany accounts and transactions, including those involving the VIE, have been eliminated in consolidation. The Company is a 90% owned subsidiary of Health-Chem Corporation (“Health-Chem”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the fiscal period ended December 31, 2006.

2.	Cash Management

The Company participates in Health-Chem’s cash management practice, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance was $9,625,000 at March 31, 2007. Interest is charged based upon the average outstanding intercompany balance and interest rate on Health-Chem’s debt. The average interest rate charged was 10.375% during both the three months ended March 31, 2007 and 2006.

3.	Expenses Charged by Health-Chem

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem pays for certain administrative expenses on behalf of the Company for which Health-Chem is reimbursed. These expenses are comprised primarily of an allocation of corporate services including executive, professional, legal and accounting. The allocation of these costs, approximately $166,000 and $119,000 for the three months ended March 31, 2007 and 2006, respectively, reflect Health-Chem’s estimate of their cost for these services based upon a method (allocation based upon the Company’s net sales as a percentage of Health-Chem’s consolidated net sales) which is considered by the Company to be reasonable. The Company estimates that these expenses, on a stand-alone basis, would not have been materially different from the costs allocated.

4.	Per Share Information

Basic and diluted earnings per share are computed based upon the weighted average number of common shares outstanding during each period after adjustment for any dilutive effect of the Company's stock options.

5.	Stock Options

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

	Three Months Ended
	March 31,
	2007			2006

Net loss applicable to common stockholders,
as reported:	$	<770	>	$	<583	>
Add: Stock-based compensation expense
recognized under the intrinsic value method		0			0
Deduct: Stock-based compensation expense
determined under fair value based method		0			0
Pro forma net loss applicable to common
stockholders	$	<770	>	$	<583	>

Net loss per common share:
Basic - as reported	$	<.02	>	$	<.01	>
Basic - pro forma	$	<.02	>	$	<.01	>
Diluted - as reported	$	<.02	>	$	<.01	>
Diluted - pro forma	$	<.02	>	$	<.01	>

6.	Going Concern

As of March 31, 2007, the Company’s financial and operating condition raised significant doubt about its ability to continue as a going concern. At said date, the Company had aggregate debts and liabilities of $41,601,000 and had a working capital deficiency of $26,258,000. These debts and liabilities include $7,584,000 of royalties due under the Key License and $30,913,000 to Health-Chem. The Company has sustained operating losses in each of the last three years.

In addition, at March 31, 2007 Health-Chem owes $11,621,000 under outstanding debentures which became due in 1999 and under which it currently is in default, which exerts pressure on the financial condition of the Group as a whole.

The Group has been able to continue to operate over the last several years because it has not made any payments under the debentures since 1999 nor has it paid any royalties under the Key License since its inception in March 2000. Apart from these obligations, the Group has been paying its other current debts and liabilities as they become due from cash flow generated from operations. The Group does not have cash on hand to pay the royalties due under the Key License or to repay the amount due under the debentures.

In April 2007, subsequent to the close of the period covered by this report, Key terminated the License Agreement for, among other things, Hercon’s failure to pay accrued royalties and thereafter filed a complaint against Hercon demanding payment of all amounts due under the License Agreement. The Company could not make such payment and on May 23, 2007, Key and Hercon entered into a Final Judgment on Consent under which Hercon paid Key the sum of $500,000 and which granted a judgment to Key in the amount of $8 million and provided, among other things, that Hercon could continue to operate under the Key License until August 16, 2007 for the purpose of maximizing that company’s assets and inventory for the benefit of its creditors and wind down and cease business operations by August 16, 2007, as more fully described in Note 9 - Subsequent Events.

The Company does not have cash on hand to pay the entire amount of the royalties due pursuant to the Key License. The Company’s financial condition has prevented it from securing financing or obtaining loans from which it could repay all or a portion of the amounts due. Moreover, as previously noted, as of March 31, 2007, the Company’s sole product and continuing source of revenues was a transdermal nitroglycerin patch and the Company does not have any business prospects for the foreseeable future. In light of these conditions, Transderm and/or Hercon may have to seek protection under federal bankruptcy laws in which case it would not be able to continue as a going concern.

Management has not developed a firm plan for addressing the conditions that give rise to its ability to continue operating as a going concern, but at a minimum will:

•	negotiate with Key to obtain a new license for the technology on commercial terms corresponding to the market for generic transdermal products;

•	seek to develop other business opportunities for the Company, in the pharmaceutical industry or otherwise;

•	investigate the possibility of selling Hercon Laboratories Corporation;

•	seek to raise working capital through borrowing or through issuing equity; and

•	evaluate new directions for the Company.

Management will continue to develop and modify its plans to adapt to business and financial conditions as they evolve. However, management can offer no assurance that it will be successful in developing a plan which permits the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

7.	Property, Plant and Equipment

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

8.	Commitments & Contingencies

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

9.	Subsequent Events

During March 2006, the Company received notice from Key that it was in default under the License Agreement for failing to make royalty payments due. The License Agreement includes a provision affording Key the right to terminate the License Agreement if a breach of the agreement was continuing for thirty days after the receipt from Key of notice of and a demand to cure the breach. Hercon did not have the financial resources to pay the accrued royalties within the prescribed time and, on April 26, 2007, Key terminated the License and Hercon’s right to manufacture and sell products utilizing its technology.

On April 27, 2007, Key filed a complaint against Hercon in the United States District Court, District of New Jersey (the “Court”) demanding, among other things, that Hercon pay accrued royalties under the License Agreement (the “Complaint”).

On May 4, 2007, Health-Chem executed a Trust Mortgage in favor of McTevia & Associates, LLC (“McTevia”) under which it granted to McTevia a security interest in all of the Group’s real and personal property in order to secure the Group’s obligations as of such date. In connection with the execution of the Trust Mortgage, the board of directors of Health-Chem appointed James McTevia as its Chief Restructuring Officer and granted to him broad powers to restructure the Company’s operations by negotiating settlements of outstanding debt and a new license with Key or, if he was not successful in such efforts, to undertake an orderly liquidation of the Group and/or its individual constituent corporations, if the parties agreed that was in the best interest of the various entities and their respective creditors.

On May 23, 2007, the Court entered a Final Judgment On Consent between Key and Hercon (the “Consent Judgment”) which set aside the Complaint and serves as the basis for settling the amount due by Hercon to Key under the License Agreement and governs the relationship between the parties thereafter. The Consent Judgment is predicated on Hercon’s intention to wind down and cease business operations by August 16, 2007 while remaining operational until such date in order to maximize the value of its assets and inventory for the benefit of its creditors. Under the Consent Judgment, the parties agreed, among other things, that (i) Hercon owed Key accrued royalties in the amount of $8,000,000 (the “Judgment Amount”); (ii) Hercon would have a limited right to operate under the License Agreement until August 16, 2007, provided that Hercon paid to Key the sum of $500,000 upon the execution of the Consent Judgment, which sum Hercon paid as ordered on May 23, 2007, which, under the Consent Order, reduced the Judgment Amount to $7 million; and (iii) any additional payments made to Key would reduce the Judgment Amount by twice as much as any payment made.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Management’s Discussion or Plan of Operation section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein.

The Company

Transderm Laboratories Corporation (“Transderm”) is a Delaware corporation that conducts its business primarily through its subsidiary, Hercon Laboratories Corporation ("Hercon" and together with Transderm, the “Company”). Unless the context otherwise requires, the terms “we”, “us”, the “Company” or similar terminology, includes Transderm Laboratories Corporation and Hercon, of which Transderm owns 98.5%. Transderm is a 90%-owned subsidiary of Health-Chem Corporation ("Health-Chem" which, together with Transderm, Hercon and Health-Chem’s other subsidiaries, may be referred to as the “Group”).

Since March 2000, the Company has been manufacturing transdermal nitroglycerin patches pursuant to a License Agreement (the “License Agreement”) between Key Pharmaceuticals, Inc. (“Key”) and Hercon which allows Hercon to utilize a certain patent and technology developed by Key (the “Key Technology”). As of March 31, 2007, Hercon had not paid any royalties under the License Agreement and owed approximately $7.6 million to Key thereunder. By letter dated April 26, 2007, Key terminated the License Agreement as a result of Hercon’s failure to make royalty payments under the License Agreement and demanded that Hercon immediately cease manufacturing and selling products that incorporate the Key Technology.

In light of the Company’s tenuous financial and operating condition, on May 4, 2007, Health-Chem executed a Trust Mortgage in favor of McTevia & Associates, LLC (“McTevia”) under which it granted to McTevia a security interest in all of the Group’s real and personal property in order to secure its collective obligations as of such date. In determining to execute the Trust Mortgage, the board of directors of Health-Chem considered such mechanism to be the safest and most efficient means of preserving the Group’s assets in the event that the board determined that any of the constituent corporation’s of the Group could not continue operating and that it may be in the best interest of Health-Chem and/or any member of the Group, individually or jointly, to liquidate assets for the benefit of creditors. In connection with the execution of the Trust Mortgage, Health-Chem’s board appointed James McTevia to serve as the Chief Restructuring Officer of the Group and granted to him broad powers to take the steps necessary to restructure the Group’s operations by negotiating settlements of outstanding debt and a new license with Key or, if he was not successful in such efforts, to undertake an orderly liquidation of the Group or any constituent corporation, if the parties agreed that was in the best interest of a particular entity and its creditors.

On April 27, 2007, Key served Hercon with a complaint filed in the United States District Court, District of New Jersey, demanding payment of all royalties due under the License Agreement (the “Complaint”). Hercon does not have the means to repay the accrued royalties under the License Agreement.

The products covered by the Key License represented the Group’s only products and without any other meaningful source of continuing revenue, on May 7, 2007, Hercon discontinued manufacturing operations. Hercon operated sporadically over the ensuing two weeks under permission from Key and on May 24, 2007 recommenced continuous manufacturing operations subject to the terms of the Consent Judgment.

On May 23, 2007, the United States District Court, District of New Jersey entered a Final Judgment On Consent between Key and Hercon (the “Consent Judgment”) which would set aside the Complaint and serve as the basis for the satisfaction by Hercon of the amount due to Key under the License Agreement and govern the relationship between the parties after such date. The Consent Judgment is predicated on Hercon’s intention to wind down and cease business operations by August 16, 2007 while remaining operational until such date in order to maximize the value of its assets and inventory for the benefit of its creditors. Under the Consent Judgment, the District Court:

(i) granted a judgment in favor of Key and against Hercon in the amount of $8,000,000 (the “Judgment Amount”);

(ii) granted to Hercon a limited right to operate under the License Agreement until August 16, 2007 (the “Temporary License”), provided that Hercon paid to Key the sum of $500,000 upon the execution of the Consent Judgment, which sum Hercon paid as ordered;

(iii) ordered that Hercon’s right to recommence sales and operate its business was solely for the purpose of winding-down its operations and maximizing the value of its assets;

(iv) ordered that upon the expiration of Hercon’s limited right to operate under the License Agreement on August 16, 2007, that Hercon and its related parties would be restrained and enjoined from infringing or using the Licensed Technology;

(v) ordered that upon the execution of the Consent Judgment and the receipt by Key of the $500,000, that:

(a) the Judgment Amount would be reduced to $7,000,000;

(b) Key would forebear on its right to enforce the Final Judgment through August 16, 2007 (except for its ability to take discovery in aid of execution); and

(c) Key’s agreement to forebear is conditioned upon Hercon’s (1) compliance with the terms of the License Agreement and the Consent Judgment, (2) maintaining the Mortgage Trust, (3) maintaining Mr. McTevia as its Chief Restructuring Officer and (4) representation that it has no other creditors;

(vi) any additional payments made to Key by Hercon or on Hercon’s behalf through August 16, 2007 in partial satisfaction of the Judgment Amount shall reduce said amount by twice as much as any payment made;

(vii) ordered that in the event that any monies paid to Key in satisfaction of the Judgment Amount are set aside as a preference or otherwise ordered to be disgorged from Key under the federal bankruptcy laws, the full Judgment Amount shall be due, reduced only by twice the amount of payments made in partial satisfaction of the Judgment Amount which are not set aside as a preference or otherwise disgorged;

(viii) Key shall be entitled to recover reasonable attorneys’ fees and costs incurred in enforcing the Final Judgment from Hercon; and

(ix) so long as Hercon is in compliance with the Consent Judgment, Key shall not file nor shall it assist any third party in filing a petition against Hercon under federal bankruptcy laws through August 16, 2007; and

(x) Key’s complaint against Hercon is dismissed without prejudice and that the Court shall retain jurisdiction over this matter for the purposes of enforcing the Consent Judgment.

Current Financial Condition

As of March 31, 2007, the Company had total liabilities of approximately $41.6 million, which includes (i) $30.9 million owed to Health-Chem, (ii) $7.6 million of royalties owed to Key under the Key License and (iii) other current trade payables and miscellaneous liabilities aggregating $3.1 million. Also, at March 31, 2007, the Company had a working capital deficiency of $26.3 million and cash and other current assets of $3.6 million. The notes to our audited consolidated financial statements for the year ended December 31, 2006 and the auditor’s report accompanying said financial statements indicate that these liabilities and the Company’s working capital deficiency raise substantial doubt about its ability to continue as a going concern.

All of the Group’s assets are being held by the Mortgage Trustee on its behalf as security for the satisfaction of the Group’s creditors. As of the date hereof, the Company’s assets and cash reserves are insufficient to satisfy all its outstanding obligations and the Company does not have any borrowing capacity upon which to draw which would permit it to satisfy its obligations.

In light of the basis for and terms of the Consent Judgment to which Hercon is a party, management of Health-Chem has not reached any conclusions as to the Company’s operations (or the operations of the individual corporate constituents) after August 16, 2007, the expiration of the Temporary License. Assuming Hercon is unable to reach an alternative resolution with Key prior to the expiration of the Temporary License, as of such date, Hercon will have to discontinue all operations and commence liquidation. The Board of Directors of Health-Chem currently is investigating all options for all of the corporations comprising the Group but has not reached any decisions as of the date hereof.

Results of Operations.

Three months ended March 31, 2007 versus March 31, 2006

We incurred a net loss during the three months ended March 31, 2007 of $770,000 as compared to a net loss of $583,000 for the same period in 2006. The increase in net loss was attributable primarily to a decline in sales, as described in the ensuing paragraph.

For the three months ended March 31, 2007, net sales decreased by approximately 29% from the corresponding 2006 period from $1,619,000 to $1,149,000, which, in each case, consisted exclusively of sales of transdermal nitroglycerin patches. Management attributes the decrease to a 57% decline in sales to one of our largest customers.

Product development income for the three months ended March 31, 2007 was $268,000, consisting of revenues generated from research and development projects we are undertaking for two customers. Product development income for the same period in 2006 was $5,000, consisting of revenues from a third research and development project we are undertaking for a third customer. The $263,000 increase is due primarily to additional development work income associated with two new projects that commenced subsequent to March 31, 2006.

Gross profit decreased by $452,000, or 111%, leading to a gross loss of $45,000 for the three months ended March 31, 2007 as compared to a gross profit of $407,000 for the same period in 2006. Gross profit as a percent of sales decreased from 25% during the three months ended March 31, 2006 to a negative 4% during the same period in 2007. The decrease in gross profit was due primarily to decreased sales volumes of lower margin products.

Selling, general and administrative expenses decreased by $19,000 for the three months ended March 31, 2007 as compared to the corresponding period in 2006. The decrease is due primarily to decreases in wages and commission expense of $39,000 and $24,000, respectively, partially offset by an increase in corporate services expenses allocated from Health-Chem of $47,000.

Research and development expenses were essentially the same for the three months ended March 31, 2007 as compared to the same period in 2006.

Net interest expense increased by $19,000, or 7%, to $277,000 for the three months ended March 31, 2007 as compared to $258,000 for the same period in 2006. The increase consists of a $34,000 increase in interest expense, partially offset by a $15,000 increase in interest income. The interest expense increase is due to $30,000 of additional interest related to higher average outstanding balances on borrowings from Health-Chem and to $4,000 of additional interest due to higher interest rates associated with the variable rate mortgage. The interest income increase is due primarily to the Company adopting an investment policy in April 2006 whereby all excess cash is automatically invested in interest-bearing instruments.

Liquidity and Capital Resources.

At March 31, 2007, the Company had total current assets of $3.6 million, including $1,952,000 in cash, and a working capital deficiency of $26.3 million, the calculation of which includes current liabilities owed to Health-Chem aggregating $21.3 million. Without giving effect to current liabilities in favor of Health-Chem, we had a working capital deficiency of $5 million. Our total stockholders’ deficiency was $36.4 million at March 31, 2007, compared to $35.6 million at December 31, 2006. As of March 31, 2007, we had an accumulated deficit of approximately $36,414,000. Our principal sources of liquidity have been cash provided by loans from management and cash generated by operations. Our principal uses of cash have been for working capital and research and development.

Our working capital deficiency increased by $307,000 from December 31, 2006 to March 31, 2007 due to a decrease of $411,000 in current assets, partially offset by a decrease of $104,000 in current liabilities. The current assets decrease consists primarily of decreases in accounts receivable and inventory of $1,104,000 and $111,000, respectively, partially offset by an increase in cash of $807,000. The current liabilities decrease consists of a decrease in other liabilities of $555,000, partially offset by increases in accounts payable, royalties payable and preferred stock dividends payable of $39,000, $263,000 and $149,000, respectively. The decrease in accounts receivable resulted from a decrease in sales in the first quarter of 2007 as compared to the first quarter of 2006 and also reflects the timing of customer payments. The decrease in inventory reflects lower transdermal nitroglycerin product sales and the timing of raw material purchases. The royalties payable increase is attributable to the Company not making payments to Key during the period. The increase in preferred stock dividends payable is due to legally available funds not being available to make the required dividend payment. The other liabilities decrease is due primarily to decreases in accrued chargebacks, rebates and allowances, and audit fees.

Cash provided by operating activities for the three months ended March 31, 2007 was $422,000, as compared to cash provided by operating activities of $816,000 for the same period in 2006. The decrease is due primarily to a $770,000 net loss in 2007 as compared to a $583,000 net loss in 2006 and to decreasing accounts receivable, inventory and other liabilities of $1,104,000, $111,000 and $555,000, respectively, and increasing accounts payable and royalties payable of $39,000 and $263,000, respectively, in 2007 as compared to decreasing accounts receivable, accounts payable and other liabilities of $1,913,000, $114,000 and $898,000, respectively, and increasing inventory and royalties payable of $32,000 and $298,000, respectively, in 2006. The Company had no investing activities for the three months ended March 31, 2007. Investing activities for the three months ended March 31, 2006 used cash of $32,000, consisting of additions made to property, plant and equipment. Financing activities for the three months ended March 31, 2007 provided $385,000 of cash as compared to the same period in 2006 which provided $288,000 of cash.

We are paying our current obligations and liabilities as they become due from cash generated from sales and product development. We do not have sufficient funds to pay the entire amount of royalties due under the License Agreement and have no credit facilities upon which to draw to pay royalties due. Given our operating condition it is unlikely we can access capital markets for funds to pay the royalties due or take other steps which would strengthen our business.

Liquidity and Operations Going Forward.

In light of the developments occurring after the end of the period, including the entry of the Consent Judgment, we are uncertain as to our future cash requirements and the sources and uses of cash. The board of directors and management will not be able to determine the Company’s prospects until we have come to a conclusion as to Hercon’s prospects upon termination or other resolution of the Temporary License and the manner in which the Company deals with its other obligations and liabilities.

On May 8, 2007, Hercon received an order from one of its major customers for products valued at $1,283,000. As of the date hereof, Hercon expects that the proceeds generated from this order will be applied to operating expenses and payment of past and current royalties owed to Key.

Off-Balance Sheet Arrangements.

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Inflation.

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our company. From time to time, our representatives and we may make written or verbal forward-looking statements, including statements contained in this report and other company filings with the SEC and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our limited revenues, our future capital needs, uncertainty of capital funding, acceptance of our product offerings, the effects of government regulations on our business, competition, and other risks. We undertake no obligation to publicly update or revise any forward-looking statements.

 Item 3. Controls and Procedures.

(a) Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 2. Management’s Discussion and Analysis or Plan of Operation for a discussion of the law suit commenced against Hercon by Key in the Federal District Court for the District of New Jersey for a description of Key’s action for the payment of accrued royalties under the License Agreement and the resolution thereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c)  During the three months ended March 31, 2007, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

On August 31, 1995, Hercon issued to Health-Chem a $7,000,000, 9% Subordinated Promissory Note in exchange for the then outstanding borrowings from affiliates. The Company has been required to make semi-annual interest payments each March and September on this note. The principal amount of $7,000,000 was due on March 31, 2002. In March, 2002 the Company defaulted on its obligation to repay the principal amount of $7,000,000. Interest on the principal amount of this promissory note, which accrues at the rate of $630,000 per annum, is transferred semi-annually each March and September into the Group’s intercompany account.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description

10.1	Trust Mortgage dated May 4, 2007 by and between McTevia & Associates, LLC as trustee and Health-Chem Corporation.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSDERM LABORATORIES CORPORATION

Name and Capacity	Date

/s/ Andy E. Yurowitz	July 16, 2007
By: Andy E. Yurowitz Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald J. Burghauser	July 16, 2007
By: Ronald J. Burghauser Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer) (Principal Accounting Officer)