Form 10QSB
period 2007-06-30
TRANSDERM LABORATORIES CORP
filed 2008-06-04
CIK 948704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission file number 000-27642

TRANSDERM LABORATORIES CORPORATION
(Exact name of small business issuer
as specified in its charter)

Delaware	13-3518345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 2, 2008, there were 40,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ITEM 1.     FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

PAGE

Consolidated Balance Sheets June 30, 2007 (Unaudited) and December 31, 2006 (Audited)	F–2

Consolidated Statements of Operations Six Months Ended June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)	F–3

Consolidated Statements of Operations Three Months Ended June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)	F–4

Consolidated Cash Flow Statements Six Months Ended June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)	F–5

Notes to Consolidated Financial Statements (Unaudited)	F–6 to F–15

F–1

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,		December 31,
	2007		2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$135		$1,145
Accounts receivable	1,065		1,885
Inventories	837		937
Other current assets	150		20
Total Current Assets	2,187		3,987

PROPERTY, PLANT AND EQUIPMENT, net	1,276		1,528

MORTGAGE ESCROW DEPOSIT	201		201

TOTAL ASSETS	$3,664		$5,716

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$85		$147
Royalties payable	7,072		7,321
Other liabilities	862		1,291
Current portion of long-term debt	41		40
Subordinated promissory note	7,000		7,000
Redeemable preferred stock	8,500		8,500
Preferred stock dividends payable	5,937		5,639
Total Current Liabilities	29,497		29,938

LONG-TERM LIABILITIES
Long-term payable - Health-Chem	9,879		9,231
Mortgage payable	1,299		1,318
Payable to affiliate	666		666
Note payable	167		167
Total Long-Term Liabilities	12,011		11,382

COMMITMENTS

PREFERRED STOCK	0		0

STOCKHOLDERS’ DEFICIENCY
Common stock, par value $.001 per share; 60,000,000 shares authorized; 40,000,000 shares issued and outstanding	40		40
Accumulated deficit	<37,884	>	<35,644	>
Total Stockholders’ Deficiency	<37,844	>	<35,604	>

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,664		$5,716

See Notes to Consolidated Financial Statements.

F–2

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2007			2006
REVENUES:
Product sales		$2,254			$2,919
Product development revenue		327			92
Total revenues		2,581			3,011

COSTS AND EXPENSES:
Cost of sales – royalties		840			536
Cost of sales – other		1,909			1,695
Selling, general and administrative		1,402			880
Research and development		216			258

LOSS FROM OPERATIONS		<1,786	>		<358	>
Interest income <expense>, net		<564	>		<511	>
Other income <expense>, net		408			0

LOSS FROM OPERATIONS BEFORE TAXES AND MINORITY INTEREST		<1,942	>		<869	>
Minority interest		0			0
Income tax expense		0			0
NET LOSS		<1,942	>		<869	>

PREFERRED DIVIDENDS		298			298

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$	<2,240	>	$	<1,167	>

NET LOSS PER COMMON SHARE (BASIC & DILUTED)	$	<.06	>	$	<.03	>

Average number of common shares outstanding: (in thousands)
Basic		40,000			40,000
Diluted		40,000			40,000

See Notes to Consolidated Financial Statements.

F–3

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2007			2006
REVENUES:
Product sales		$1,105			$1,300
Product development revenue		59			87
Total revenues		1,164			1,387

COSTS AND EXPENSES:
Cost of sales – royalties		577			238
Cost of sales – other		978			781
Selling, general and administrative		953			412
Research and development		98			138

LOSS FROM OPERATIONS		<1,442	>		<182	>
Interest income <expense>, net		<287	>		<253	>
Other income <expense>, net		408			0

LOSS FROM OPERATIONS BEFORE TAXES AND MINORITY INTEREST		<1,321	>		<435	>
Minority interest		0			0
Income tax expense		0			0
NET LOSS		<1,321	>		<435	>

PREFERRED DIVIDENDS		149			149

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$	<1,470	>	$	<584	>

NET LOSS PER COMMON SHARE (BASIC & DILUTED)	$	<.04	>	$	<.01	>

Average number of common shares outstanding: (in thousands)
Basic		40,000			40,000
Diluted		40,000			40,000

See Notes to Consolidated Financial Statements.

F–4

TRANSDERM LABORATORIES CORPORATION
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007			2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to common stockholders	$	<2,240	>	$	<1,167	>
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		160			158
Preferred stock dividends payable		298			298
Write-off of property, plant and equipment		92			0
Changes in:
Accounts receivable		820			2,045
Inventories		100			<276	>
Other current assets		<130	>		23
Mortgage escrow deposit		0			<5	>
Accounts payable		<62	>		<125	>
Royalties payable		<249	>		537
Other liabilities		<429	>		<1,266	>
Net cash <used for> provided by operating activities		<1,640	>		222

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment		0			<105	>
Net cash used for investing activities		0			<105	>

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from affiliates, net		648			267
Long-term debt payments		<18	>		<24	>
Net cash provided by financing activities		630			243

NET <DECREASE> INCREASE IN CASH		<1,010	>		360
Cash at beginning of period		1,145			759
Cash at end of period		$135			$1,119

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest		$93			$86

See Notes to Consolidated Financial Statements.

F–5

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

As of June 30, 2007, the Company’s sole product and continuing source of revenues were transdermal nitroglycerin patches (the “Hercon products”) used for transdermal relief of the vascular and cardiovascular symptoms related to angina pectoris which it has manufactured and sold pursuant to the terms of a license agreement between Key Pharmaceuticals, Inc. (“Key”) and Hercon entered into in March 2000 (the “Key License”). On April 26, 2007, Key terminated the Key License for failure to pay royalties and sued the Company for accrued royalties owed. In May 2007, the Company and Key entered into a Final Judgment On Consent which, among other things, granted the Company a limited right to manufacture and sell the Hercon Products through August 16, 2007 and outlined a financial settlement between Key and Hercon as to royalties owed under the License Agreement and that contemplated that the Company would discontinue manufacturing and selling the Hercon Products after August 16, 2007. Over the ensuing months, Key periodically extended the time during which the Company could manufacture and sell the Hercon Products under the Key License. On April 21, 2008, the Company and Key entered into a Settlement Agreement that entitles the Company to manufacture and sell transdermal products under the Key License indefinitely, subject to the Company’s continued satisfaction of the terms of such agreement, which consists principally of the payment of an aggregate of $425,000 in seven equal installments of $60,714.29, the first of which is due and owing on or before July 21, 2008 and the remaining installments to be due and owing on or before October 21, 2008, January 21, 2009, April 21, 2009, July 21, 2009, October 21, 2009 and December 21, 2009. For all periods presented in this report, 100% of the net product sales reported as revenue in the consolidated statements of operations was generated by products sold under the Key License and any loss of or inability to manufacture and sell products under the Key License would have a material negative impact on our operations.

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

F–6

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the fiscal period ended December 31, 2006.

2. Cash Management

The Company participates in Health-Chem’s cash management practice, wherein all cash requirements are borrowed from Health-Chem and all excess cash is advanced to Health-Chem. The intercompany balance was $9,879,000 at June 30, 2007. Interest is charged based upon the average outstanding intercompany balance and interest rate on Health-Chem’s debt. The average interest rate charged was 10.375% during both the six months ended June 30, 2007 and 2006.

3. Expenses Charged by Health-Chem

Pursuant to a Corporate Services Agreement between the Company and Health-Chem, Health-Chem pays for certain administrative expenses on behalf of the Company for which Health-Chem is reimbursed. These expenses are comprised primarily of an allocation of corporate services including executive, professional, legal and accounting. The allocation of these costs, approximately $428,000 and $176,000 for the six months ended June 30, 2007 and 2006, respectively, reflect Health-Chem’s estimate of their cost for these services based upon a method (allocation based upon the Company’s net sales as a percentage of Health-Chem’s consolidated net sales) which is considered by the Company to be reasonable. The Company estimates that these expenses, on a stand-alone basis, would not have been materially different from the costs allocated.

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

F–7

	Six Months Ended						Three Months Ended
	June 30,						June 30,
	2007			2006			2007			2006

Net loss applicable to common stockholders, as reported:	$	<2,240	>	$	<1,167	>	$	<1,470	>	$	<584	>
Add: Stock-based compensation expense recognized under the intrinsic value method		0			0			0			0
Deduct: Stock-based compensation expense determined under fair value based method		0			0			0			0
Pro forma net loss applicable to common stockholders	$	<2,240	>	$	<1,167	>	$	<1,470	>	$	<584	>

Net loss per common share:
Basic – as reported	$	<.06	>	$	<.03	>	$	<.04	>	$	<.01	>
Basic – pro forma	$	<.06	>	$	<.03	>	$	<.04	>	$	<.01	>
Diluted – as reported	$	<.06	>	$	<.03	>	$	<.04	>	$	<.01	>
Diluted – pro forma	$	<.06	>	$	<.03	>	$	<.04	>	$	<.01	>

6. Going Concern

As of June 30, 2007, the Company’s financial and operating condition raised significant doubt about its ability to continue as a going concern. At said date, the Company had aggregate debts and liabilities of $41,508,000 and had a working capital deficiency of $27,310,000. These debts and liabilities include $7,072,000 of royalties due under the Key License and $31,473,000 to Health-Chem. The Company has sustained operating losses in each of the last three years.

In addition, at June 30, 2007 Health-Chem owes $11,779,000 under outstanding debentures which became due in 1999 and under which it currently is in default, which exerts pressure on the financial condition of the Group as a whole.

The Group has been able to continue to operate over the last several years because it has not made any payments under the debentures since 1999 and because it did not make any royalty payments under the Key License since its inception in March 2000 until May 2007. Apart from these obligations, the Group has been paying its other current debts and liabilities as they become due from cash flow generated from operations. The Group does not have cash on hand to repay the amount due under the debentures.

The Company’s financial condition has prevented it from securing financing or obtaining loans from which it could repay all or a portion of its liabilities. Moreover, as previously noted, as of June 30, 2007, the Company’s sole product and continuing source of revenues was a transdermal nitroglycerin patch and the Company does not have any business prospects for the foreseeable future. If the Company does not abide by the terms of the Settlement Agreement, including its obligations to make quarterly cash payments going forward, the Company could lose its right to manufacture and sell transdermal products under the Key License (until the expiration of the patent on February 16, 2010), and will have no other source of revenue. In light of the uncertainty relating to the Company’s ability to continue operating without the benefit of a license to utilize Key’s technology in its transdermal patch products, Transderm and/or Hercon may have to seek protection under federal bankruptcy laws in which case it would not be able to continue as a going concern.

F–8

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

In September 2007, subsequent to the close of the period covered by this report, Andy Yurowitz sold his 50% interest in York Realty Leasing LLC, as more fully described in Note 12 - Subsequent Events.

8. Settlement Liability: Royalties

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

F–9

On May 23, 2007, the Court entered a Final Judgment On Consent between Key and Hercon (the “Consent Judgment”) which set aside the complaint filed by Key against the Company on April 26, 2007 (the “Complaint”) and served as the basis for settling the amount due by Hercon to Key under the License Agreement and governed the relationship between the parties thereafter. The Consent Judgment was predicated on Hercon’s intention to wind down and cease business operations by August 16, 2007 while remaining operational until such date in order to maximize the value of its assets and inventory for the benefit of its creditors. Under the Consent Judgment, the parties agreed, among other things, that (i) Hercon owed Key accrued royalties in the amount of $8,000,000 (the “Judgment Amount”); (ii) Hercon would have a limited right to operate under the License Agreement until August 16, 2007, provided that Hercon paid to Key the sum of $500,000 upon the execution of the Consent Judgment, which sum Hercon paid as ordered on May 23, 2007, which, under the Consent Judgment, reduced the Judgment Amount to $7 million; and (iii) any additional payments made to Key to satisfy the Consent Judgment would reduce the Judgment Amount by twice as much. Hercon’s payment of $500,000 pursuant to the Consent Judgment resulted in a $1,000,000 reduction in the Judgment Amount, thus generating a forgiveness of debt of $500,000. Hercon has recorded this $500,000 forgiveness of debt as other income. The $7 million Judgment Amount is included in the June 30, 2007 royalties payable balance of $7,072,000. The Consent Judgment increased the amount due by $332,000 to a total of $8,000,000.

On several occasions subsequent to June 30, 2007, Key periodically extended the time during which the Company could manufacture and sell the Hercon Products under the Key License. On April 21, 2008, the Company and Key entered into a Settlement Agreement that entitles the Company to manufacture and sell transdermal products under the Key License indefinitely, subject to the Company’s continued satisfaction of the terms of such agreement. This Settlement Agreement is more fully described in Note 12 - Subsequent Events.

9. Commitments & Contingencies

Approximately forty-five percent of the Company’s employees are covered by a collective bargaining agreement with a local unit of the Retail Wholesale and Department Store Union, AFL-CIO (“R.W.D.S.U.”). The R.W.D.S.U. agreement is for a three year period ending December 10, 2007. The contract is subject to annual renewal thereafter and acknowledges that the R.W.D.S.U. is the exclusive bargaining agent for the Company’s regular production employees, excluding all other employees including but not limited to supervisors, foremen, clerical employees, time-keepers, watchmen, guards, maintenance personnel and part-time employees.

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

F–10

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

10. Litigation

On January 4, 2008, subsequent to the close of the period covered by this report, Transderm filed a Complaint for Declaratory Relief, Breach of Contract and Monetary Damages against York Realty Leasing LLC, as more fully described in Note 12 – Subsequent Events.

On January 24, 2008, subsequent to the close of the period covered by this report, the Company filed a Motion to Vacate Consent Judgment seeking to vacate the Consent Judgment because, among other things, the Consent Judgment was not properly authorized or consented to by the Company. On January 25, 2008, also subsequent to the close of the period covered by this report, the Company filed an Order to Show Cause Seeking Temporary Restraints under which it sought injunctive relief to prevent Key from enforcing the Consent Judgment based upon the likelihood that the Company would prevail on the Motion to Vacate the Consent Judgment. See Note 12 - Subsequent Events for a further discussion of these actions.

On February 25, 2008, subsequent to the close of the period covered by this report, Andy Yurowitz, a director and the former chief executive of Health-Chem and each of its subsidiaries, served each of Health-Chem and Hercon with a summons without complaint which was filed in The Supreme Court of the State of New York, Kings County on February 7, 2008, as more fully described in Note 12 - Subsequent Events.

11. Other Income <Expense>, Net

Other income <expense>, net for the six months ended June 30, 2007 was $408,000. This amount consists of income of $500,000 related to the execution of the Consent Judgment, as more fully described in Note 8 - Settlement Liability: Royalties, partially offset by a loss of $92,000 related to the write-off of uncompleted construction.

F–11

12. Subsequent Events

On July 23, 2007, Key and Hercon entered into a letter agreement whereby Key granted Hercon’s request to extend its ability to operate under the Consent Judgment. Key has agreed to extend Hercon’s limited right to operate under the Consent Judgment through November 16, 2007 subject to Hercon’s payment of $150,000 in three monthly installments of $50,000 in immediately available funds to be received by Key by August 18, 2007, September 15, 2007 and October 13, 2007, respectively. Such payments are to be deemed additional consideration and shall not affect Hercon’s obligation to comply with all of its obligations under the Consent Judgment, which remains in full force and effect. The payments required by the letter agreement shall reduce the principle due under the Consent Judgment by the amount of the actual payment. Additional payments against principle made by Hercon and received by Key by November 16, 2007, excluding the $150,000 due under the letter agreement and any royalties that are otherwise due pursuant to the limited license granted under the Consent Judgment, shall reduce the Consent Judgment by twice the amount of such additional payment. Hercon has made the required August 18, 2007, September 15, 2007 and October 13, 2007 installment payments. On November 8, 2007, prior to its termination by the Company, McTevia & Associates entered into a letter of intent with a third party that describes a transaction in which such party would acquire the Consent Judgment from Key for the purposes of acquiring the assets of Hercon and its existing business as a going concern through a consensual foreclosure under the Consent Judgment (the “Letter of Intent”). The transactions contemplated by the Letter of Intent were subject to numerous conditions, including the third party’s ability to enter into agreements and secure the required regulatory approvals that would allow it seamlessly to continue the operation of Hercon’s business at its current facilities. By letter dated December 3, 2007, the Company notified the third party that McTevia did not have the power or authority to enter into the Letter of Intent and that such document is not a binding and valid agreement of the Company or of any of its constituent corporations. On November 21, 2007, Key advised the Company that it would continue to forebear from enforcing its rights under the Consent Judgment solely to permit a third party to complete due diligence relating to the Company in connection with such party’s proposed purchase of the Consent Judgment from Key. By letter dated December 28, 2007, the Company (i) requested that Key agree to forebear from executing on the Consent Judgment retroactive from November 16, 2007 and for an additional 90 days to commence on the date that such extension was to have been granted, if at all, and (ii) advised Key that it would submit a proposal to settle or satisfy the Consent Judgment in an economically feasible manner and continue operations. By letter dated January 18, 2008, representatives of Key advised Hercon that it had rejected Hercon’s request for an extension of the limited right to operate under the Consent Judgment and that Hercon was required to immediately cease manufacturing and selling transdermal nitroglycerin patch products which were the subject of the License Agreement. The Company discontinued selling the transdermal nitroglycerin patch products as of the close of business on January 18, 2008 and discontinued manufacturing the transdermal nitroglycerin patch products as of the close of business on January 21, 2008. On January 24, 2008, the Company filed a Motion to Vacate Consent Judgment seeking to vacate the Consent Judgment because, among other things, the Consent Judgment was not properly authorized or consented to by the Company. On January 25, 2008, the Company filed an Order to Show Cause Seeking Temporary Restraints under which it sought injunctive relief to prevent Key from enforcing the Consent Judgment based upon the likelihood that the Company would prevail on the Motion to Vacate the Consent Judgment. On January 25, 2008, counsel for Key informally notified the Company that it would not seek sanctions against the Company for any resumption of operations pending resolution of the Company’s motion for interim relief, and the Company immediately resumed manufacturing and selling transdermal patches. On February 12, 2008, the Company and Key entered into a letter agreement whereby Key agreed to extend the Company’s limited right to operate under the Consent Judgment through March 10, 2008 in exchange for the Company’s immediate withdrawal, with prejudice, of the Motion to Vacate Consent Judgment and Order to Show Cause Seeking Temporary Restraints and the Company’s acknowledgment that the Consent Judgment is legally valid and binding upon the Company. In connection with the negotiation of the February 12, 2008 letter, Key agreed to consider any proposal made by the Company to settle or satisfy the Consent Judgment without foreclosing its option to accept a third party offer to purchase the Consent Judgment. Since the execution of the February 12, 2008 letter agreement, the Company had been in negotiations with Key with respect to the Company’s possible settlement of the Consent Judgment. On March 11, 2008, Key agreed to extend the Company’s limited right to operate under the Consent Judgment through March 24, 2008 to permit the parties to continue negotiating a resolution to Key’s claims, including the possible settlement of the Consent Judgment by the Company from Key.  On April 21, 2008, the Company and Key entered into a Settlement Agreement that entitles the Company to manufacture and sell transdermal products under the Key License indefinitely, subject to the Company’s continued satisfaction of the terms of such agreement. Under the Settlement Agreement, the Company agreed to pay Key an aggregate of $1,425,000, of which the Company paid Key $1,000,000 upon the execution of the Settlement Agreement and agreed to pay the balance of $425,000 in seven equal installments of $60,714.29, the first of which is due and owing on or before July 21, 2008 and the remaining installments to be due and owing on or before October 21, 2008, January 21, 2009, April 21, 2009, July 21, 2009, October 21, 2009 and December 21, 2009. The amount paid and payable under the Settlement Agreement was allocated as follows: $650,000 was applied to the purchase of the Consent Judgment; $350,000 was applied to the satisfaction of all royalties due for the period October 1, 2007 through the execution of the Settlement Agreement; and payments aggregating $425,000 will be applied to the satisfaction of all royalties that may become due under the License Agreement from the date of the Settlement Agreement through the termination of the License Agreement.

F–12

The Settlement Agreement further provides that:

•
The License Agreement will continue in effect until it expires on February 16, 2010 as modified by the Settlement Agreement so that all royalties which become due after April 21, 2007 under the License Agreement would be satisfied by the additional payments to be made in the future totaling $425,000, as described above, and that the Company would no longer be required to account to Key for royalties due after April 21, 2008;

•
The Consent Judgment, including Key’s right to receive $8,000,000 in past due royalty payments thereunder, reduced by a credit of $1,150,000 in respect of payments by Hercon prior to entering into the Settlement Agreement, would remain in full force and effect until Key received payment of all amounts owed under the Settlement Agreement;

•	The Company may not assign, delegate or otherwise transfer the License Agreement or any of its rights or obligations arising under the License Agreement without the prior written consent of Key;

F–13

•
All agents, officers, directors and stockholders of all parties to the Settlement Agreement were released and all such parties agreed to hold the others harmless from any and all claims that were or could have been asserted in the action brought by Key or in the Action or in relation to the Consent Judgment or any claims which would or could have been asserted by or against the parties prior to the execution of the Settlement Agreement, provided, however, that if at any time, any of the monies paid to Key were set aside as a preference under the bankruptcy laws, or were otherwise ordered to be disgorged from Key in connection with legal proceedings that involve the Company or any of its affiliates, Key’s release would be deemed null and void, if the Company was unable to cure the setting aside of the monies paid. In the event the disgorgement is not cured, avoided, or otherwise recovered in connection with a bankruptcy case involving any corporate constituent of the Company, Key would have an allowed claim in such bankruptcy case for the full amount of the Consent Judgment less any amounts previously paid to and retained by it;

•
Any breaches by the Company of its obligations under the Settlement Agreement which were not cured within 25 days after written notice requesting cure would entitle Key to enforce the Consent Judgment, and any payments made by the Company to Key pursuant to the Settlement Agreement would be applied towards the satisfaction of the Consent Judgment; and

•
Andrew Levinson and Manfred Mayerfeld, directors of each constituent corporation of the Company, agreed that they would be jointly and severally liable to Key, if within 90 days of the date that Key received the first payment, a proceeding were commenced against Hercon or Key and Key was thereafter ordered in such proceeding, pursuant to a final, non-appealable order, to return or disgorge all or any portion of the initial $1,000,000 payment under the Settlement Agreement. The amount for which either or both would be liable would be the lesser of the amount ordered to be returned or disgorged or the amount of that initial payment. Any obligations of Mr. Levinson or Mr. Mayerfeld would be deemed to be extinguished if within 90 days of the date Key received the first payment, it did not receive notice of an action, potential action or other proceeding requiring it to return or disgorge such payment or any portion thereof and such action or proceeding is not commenced. At a meeting of the Board of Directors of the Company (the “Board”) held on April 16, 2008, at which the Board approved the terms of settlement described above, the Board agreed to defer consideration of appropriate collateral to be provided to Messrs. Levinson and Mayerfeld for their guarantee and appropriate compensation to them therefor.

If the Company does not abide by the terms of the Settlement Agreement, including its obligations to make quarterly cash payments going forward, the Company could lose its right to manufacture and sell transdermal products under the Key License (until the expiration of the patent on February 16, 2010), and will have no other source of revenue.

The note payable of $167,000 at June 30, 2007 relates to the purchase of certain fixed assets. The purchase of these fixed assets was pursuant to a development, manufacturing and supply agreement that Hercon entered into with a client company. Payment terms of the note are contingent upon certain performance criteria under the agreement. One such performance criteria applicable to the client company may result in the note being forgiven. On August 20, 2007, the client company and Hercon entered into a letter amendment to the development, manufacturing and supply agreement whereby the $167,000 note was immediately forgiven.

F–14

On September 25, 2007, Andy Yurowitz sold his 50% interest in York Realty Leasing LLC at cost to William Robbins, an unrelated third party, making Mr. Robbins the 100% owner of York Realty Leasing LLC. Prior to this sale, Mr. Robbins had owned the remaining 50% of York Realty Leasing LLC.

On December 11, 2007, the Company entered into a new collective bargaining agreement with the R.W.D.S.U. The new agreement is for a three year period ending December 10, 2010 and is on substantially the same terms as the expiring agreement.

On January 4, 2008, Transderm filed a Complaint for Declaratory Relief, Breach of Contract and Monetary Damages against York Realty Leasing LLC (“York”) in the Court of Common Pleas of York County, Pennsylvania (the “Complaint”). The action arises out of York’s various correspondences to Transderm alleging that it is in breach of and default under the lease between the parties dated December 7, 2004 for failure to pay rent as provided in the lease. In the Complaint, the Company is seeking, among other things, a declaratory judgment to the effect that the lease is in full force and effect, that the Company is not in default under the lease and that Transderm is owed an amount on account with York which York has refused to credit to Transderm. On January 23, 2008, the Company filed an amended complaint in this matter seeking to clarify certain facts but otherwise requesting the same relief. York did not file a timely answer to the Company’s complaint and, upon further notice to York, the Court entered a default judgment in favor of the Company on February 26, 2008. A hearing in this matter was held on April 25, 2008 whereby the Court ordered that the lease is in full force and effect, that the Company is not in default under the lease and that Transderm is entitled to a rental credit of $57,200.

On February 25, 2008, Andy Yurowitz, a director and the former chief executive of Health-Chem and each of its subsidiaries, served each of Health-Chem and Hercon with a summons without complaint which was filed in The Supreme Court of the State of New York, Kings County on February 7, 2008. The summons also indicated that Andrew Levinson and Manfred Mayerfeld, members of the Boards of Health-Chem and Hercon, will be named in this action. The summons requires that each party file a notice of appearance in the action within a specified time after being served. The summons states that the nature of the action and the relief sought is defendant’s breach of contract and failure to pay wages. Until the Company is served with and reviews the complaint with counsel, it is unable to comment upon the allegations or any potential defenses.

F–15

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Management’s Discussion or Plan of Operation section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein.

The Company

Transderm Laboratories Corporation (“Transderm”) manufactures nitroglycerin transdermal patches and conducts research and development activities for third parties on a contract basis. Transderm conducts the majority of its business and all of its manufacturing operations through Hercon Laboratories Corporation (“Hercon”), in which it owns 98.5% of the outstanding shares of capital stock (Transderm and Hercon may sometimes be referred to collectively as “we”, “us”, or the “Company”). Transderm is a 90%-owned subsidiary of Health-Chem Corporation ("Health-Chem" which, together with Transderm, Hercon and Health-Chem’s other subsidiaries, may be referred to as the “Group”).

Until April 25, 2007, the Company had manufactured and sold drug-in-adhesive transdermal nitroglycerin patch products (the “Hercon Products”) under the terms of a license agreement between Key Pharmaceuticals, Inc., a division of Schering Plough (“Key”), and Hercon dated March 13, 2000 (the “License Agreement”). By letter dated April 26, 2007, Key notified Hercon that it terminated the License Agreement based on Hercon’s failure to pay royalties on sales of the Hercon Products or otherwise account to Key for sales of the Hercon Products. On April 27, 2007, Key served Hercon with a complaint filed in the United States District Court, District of New Jersey (the “Court”), demanding payment of all royalties due under the License Agreement (the “Action”). Hercon did not have the means to repay the accrued royalties under the License Agreement. The products covered by the Key License represented the Company’s only products and, upon termination of the License Agreement, left it without any other meaningful source of continuing revenue.

On May 23, 2007, Key, on the one hand, and Hercon and McTevia & Associates, LLC, as the purported trustee of the Company’s assets (“Trustee”) pursuant to a so-called trust mortgage under which the Company purportedly granted to McTevia & Associates a security interest in all of its real and personal property, on the other hand, executed a Final Judgment On Consent wherein, among other things, (i) the parties stipulated that the amount of royalties owed to Key under the License Agreement exceeded $8 million (though the parties settled on that amount), (ii) the parties outlined a financial settlement with respect to royalties owed to Key, (iii) the Company was required to pay Key the sum of $500,000 (for which it would be credited the amount of $1 million and which would reduce the aggregate royalties owed to Key by $1 million to $7 million) and (iv) Key granted the Company a limited right under the License Agreement to manufacture and sell the Hercon Products through August 16, 2007, as more fully described in Transderm’s quarterly report on Form 10-Q for the three months ended March 31, 2007 (the “Consent Judgment”). The Consent Judgment was predicated on Hercon’s intention to wind down and cease business operations by August 16, 2007 while remaining operational until such date in order to maximize the value of its assets and inventory for the benefit of its creditors.

Over the ensuing months, Key periodically extended the Company’s limited right to manufacture and sell the Hercon Products under the Consent Judgment, in one case requiring the payment of $150,000 to extend such right to November 16, 2007.

On November 12, 2007, the Group terminated the Trustee and began to negotiate directly with Key.

On April 21, 2008, after many months of negotiations, Key and Hercon entered into a Settlement Agreement (“Settlement Agreement”) with respect to settling outstanding controversies between the parties under the terms of the Consent Judgment, which will allow the Company to continue manufacturing and selling the Hercon Products indefinitely, subject to satisfying certain continuing financial obligations.

Under the Settlement Agreement, a copy of which was annexed as an exhibit to Transderm’s Current Report on Form 8-K filed with the SEC on April 29, 2008, the parties agreed that, among other material terms:

•
The Company would pay to Key an aggregate of $1,425,000, of which the Company paid Key $1,000,000 upon the execution of the Settlement Agreement and agreed to pay the balance of $425,000 in seven equal installments of $60,714.29, payable as follows: by July 21, 2008, October 21, 2008, January 21, 2009, April 21, 2009, July 21, 2009, October 21, 2009 and December 21, 2009. The payments aggregating $425,000 will be applied to the satisfaction of all royalties that may become due under the License Agreement from the date of the Settlement Agreement through the termination of the License Agreement.

•
The License Agreement will continue in effect until it expires on February 16, 2010 as modified by the Settlement Agreement, in that all future royalties under the License Agreement would be satisfied by the additional payments to be made in the future totaling $425,000, as described above, and that the Company would no longer be required to account to Key for royalties going forward;

•
The Consent Judgment, including Key’s right to receive past due royalty payments thereunder (aggregating $6,850,000 as of the date of the Settlement Agreement), would remain in full force and effect until Key received payment of all amounts owed under the Settlement Agreement;

•
All parties to the Settlement Agreement and their respective affiliates were released from all claims that were or could have been asserted in the action brought by Key, that were subsumed within Key’s lawsuit against Hercon or in relation to the Consent Judgment or otherwise, except that if Key was required to return any of the monies paid to it under a bankruptcy or other disgorgement proceeding, which, if not cured by the Company, then Key’s release would be deemed void and Key would have a right to pursue the full amount due to it under the Consent Judgment, as well as any other course of action it would be entitled to take;

•	The Company would have the right to cure any breach of the Settlement Agreement within 25 days after written notice requesting a cure.

•
Andrew Levinson and Manfred Mayerfeld, directors of each of the constituent corporations of the Company, agreed that they would be jointly and severally liable to Key, if within 90 days of the date that Key received the first payment, a proceeding were commenced against Hercon or Key and Key was thereafter ordered in such proceeding, pursuant to a final, non-appealable order, to return or disgorge all or any portion of the initial $1,000,000 payment under the Settlement Agreement. The amount for which either or both would be liable would be the lesser of the amount ordered to be returned or disgorged or the amount of that initial payment. Any obligations of Mr. Levinson or Mr. Mayerfeld would be deemed to be extinguished if within 90 days of the date Key received the first payment, it did not receive notice of an action, potential action or other proceeding requiring it to return or disgorge such payment or any portion thereof and such action or proceeding is not commenced. At a meeting of the Board of Directors of the Company (the “Board”) held on April 16, 2008, at which the Board approved the terms of settlement described above, the Board agreed to defer consideration of appropriate collateral to be provided to Messrs. Levinson and Mayerfeld for their guarantee and appropriate compensation to them therefor.

In order to satisfy the initial payment to Key under the Settlement Agreement, Transderm borrowed $1 million from its parent, Health-Chem Corporation, which owns 90% of Transderm’s outstanding common stock.

The foregoing description of the contents of the Settlement Agreement is qualified by the full text of the agreement on file with the SEC.

As of June 30, 2007, the Company had total liabilities of approximately $41.5 million, which includes (i) $31.4 million owed to Health-Chem, (ii) $7.1 million of royalties owed to Key under the Key License and (iii) other current trade payables and miscellaneous liabilities aggregating $3.0 million. Also, at June 30, 2007, the Company had a working capital deficiency of $27.3 million and cash and other current assets of $2.2 million. The notes to our audited consolidated financial statements for the year ended December 31, 2006 and the auditor’s report accompanying said financial statements indicate that these liabilities and the Company’s working capital deficiency raise substantial doubt about our ability to continue as a going concern.

Results of Operations.

Six months ended June 30, 2007 versus the six months ended June 30, 2006

We incurred a net loss during the six months ended June 30, 2007 of $2,240,000 as compared to a net loss of $1,167,000 for the same period in 2006. The increase in net loss was attributable primarily to a decline in product sales and to additional selling, general and administrative expenses, as described in the ensuing paragraphs.

For the six months ended June 30, 2007, product sales decreased by approximately 23% from the corresponding 2006 period from $2,919,000 to $2,254,000, which, in each case, consisted exclusively of sales of transdermal nitroglycerin patches. Management attributes the decrease to a 61% decline in product sales to one of our largest customers and at a lower average net selling price.

Product development revenue for the six months ended June 30, 2007 was $327,000, consisting of revenues generated from research and development projects we are undertaking for three customers. Product development revenue for the same period in 2006 was $92,000, consisting of revenues from two research and development projects. The $235,000 increase is due to the timing of milestone payments received associated with the various projects.

Other income for the six months ended June 30, 2007 was $408,000. This amount consists of income of $500,000 resulting from the forgiveness of debt under the Consent Judgment, as more fully explained below, which partially is offset by a loss of $92,000 related to the write-off of uncompleted construction. The Company did not report any other income for the same period in 2006. The $500,000 represents forgiveness of debt in that a $500,000 payment made to Key under the terms of the Consent Judgment resulted in a reduction of total royalties owed to Key under the License Agreement by $1,000,000.

Gross profit decreased by $948,000, or 122%, leading to a gross loss of $168,000 for the six months ended June 30, 2007 as compared to a gross profit of $780,000 for the same period in 2006. Gross profit as a percent of total revenues decreased from 26% during the six months ended June 30, 2006 to a negative 7% during the same period in 2007. The decrease in gross profit was due primarily to decreased sales volumes of lower margin products and to additional royalty expense of $332,000 recorded pursuant to the Consent Judgment.

Selling, general and administrative expenses increased by $522,000 for the six months ended June 30, 2007 as compared to the corresponding period in 2006. The increase is due primarily to increases in professional/consulting fees, legal fees and corporate services expenses allocated from Health-Chem of $289,000, $136,000 and $252,000, respectively, partially offset by decreases in wages and commission expense of $98,000 and $40,000, respectively. A significant portion of the legal and professional/consulting fees incurred during 2007 were attributable to the Key royalty negotiations and establishing the Trust Mortgage.

Research and development expenses decreased by $42,000 to $216,000 for the six months ended June 30, 2007 as compared to the corresponding period in 2006. The decrease is due primarily to decreases in wages, lab supplies and repairs and maintenance of $13,000, $14,000 and $16,000, respectively.

Net interest expense increased by $53,000, or 10%, to $564,000 for the six months ended June 30, 2007 as compared to $511,000 for the same period in 2006. The increase consists of a $67,000 increase in interest expense, partially offset by a $14,000 increase in interest income. The interest expense increase is due to $62,000 of additional interest related to higher average outstanding balances on borrowings from Health-Chem and to $5,000 of additional interest due to higher interest rates associated with the variable rate mortgage. The interest income increase is due primarily to the Company adopting an investment policy in April 2006 whereby all excess cash is automatically invested in interest-bearing instruments.

Three months ended June 30, 2007 versus the three months ended June 30, 2006

We incurred a net loss during the three months ended June 30, 2007 of $1,470,000 as compared to a net loss of $584,000 for the same period in 2006. The increase in net loss was attributable primarily to a decline in product sales and to additional selling, general and administrative expenses, as described in the ensuing paragraphs.

For the three months ended June 30, 2007, product sales decreased by approximately 15% from the corresponding 2006 period from $1,300,000 to $1,105,000, which, in each case, consisted exclusively of sales of transdermal nitroglycerin patches. Management attributes the decrease to a lower average net selling price.

Product development revenue for the three months ended June 30, 2007 was $59,000, consisting of revenues generated from research and development projects we are undertaking for one customer. Product development revenue for the same period in 2006 was $87,000, consisting of revenues from two research and development projects. The $28,000 decrease is due to the timing of milestone payments received associated with the various projects.

Other income for the three months ended June 30, 2007 was $408,000. This amount consists of income of $500,000 resulting from the forgiveness of debt under the Consent Judgment, as more fully explained below, which partially is offset by a loss of $92,000 related to the write-off of uncompleted construction. The Company did not report any other income for the same period in 2006. The $500,000 represents forgiveness of debt in that a $500,000 payment made to Key under the terms of the Consent Judgment resulted in a reduction of total royalties owed to Key under the License Agreement by $1,000,000.

Gross profit decreased by $759,000, or 206%, leading to a gross loss of $391,000 for the three months ended June 30, 2007 as compared to a gross profit of $368,000 for the same period in 2006. Gross profit as a percent of total revenues decreased from 27% during the three months ended June 30, 2006 to a negative 34% during the same period in 2007. The decrease in gross profit was due primarily to increased sales volumes of lower margin products and to additional royalty expense of $332,000 recorded pursuant to the Consent Judgment.

Selling, general and administrative expenses increased by $541,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006. The increase is due primarily to increases in professional/consulting fees, legal fees and corporate services expenses allocated from Health-Chem of $291,000, $136,000 and $205,000, respectively, partially offset by decreases in wages and commission expense of $59,000 and $16,000, respectively. A significant portion of the legal and professional/consulting fees incurred during 2007 were attributable to the Key royalty negotiations and establishing the Trust Mortgage.

Research and development expenses decreased by $40,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006. The decrease is due primarily to decreases in wages, repairs and maintenance, lab supplies and clinical materials/testing of $3,000, $16,000, $13,000 and $7,000, respectively.

Net interest expense increased by $34,000, or 13%, to $287,000 for the three months ended June 30, 2007 as compared to $253,000 for the same period in 2006. The increase consists of a $33,000 increase in interest expense and a $1,000 decrease in interest income. The interest expense increase is due to $32,000 of additional interest related to higher average outstanding balances on borrowings from Health-Chem and to $1,000 of additional interest due to higher interest rates associated with the variable rate mortgage. The interest income decrease is due primarily to lower interest rates associated with the mortgage escrow deposit.

Liquidity and Capital Resources.

At June 30, 2007, the Company had total current assets of $2.2 million, including $135,000 in cash, and a working capital deficiency of $27.3 million, the calculation of which includes current liabilities owed to Health-Chem aggregating $21.6 million. Without giving effect to current liabilities in favor of Health-Chem, we had a working capital deficiency of $5.7 million. Our total stockholders’ deficiency was $37.8 million at June 30, 2007, compared to $35.6 million at December 31, 2006. As of June 30, 2007, we had an accumulated deficit of approximately $37,884,000. Our principal sources of liquidity have been cash provided by loans from Health-Chem and cash generated by operations. Our principal uses of cash have been for working capital, royalty fees and the payment of various professional, consulting and legal fees.

Our working capital deficiency increased by $1,359,000 from December 31, 2006 to June 30, 2007 due to a decrease of $1,800,000 in current assets, partially offset by a decrease of $441,000 in current liabilities. The current assets decrease consists of decreases in cash, accounts receivable and inventory of $1,010,000, $820,000 and $100,000, respectively, partially offset by an increase in other current assets of $130,000. The current liabilities decrease consists primarily of decreases in accounts payable, royalties payable and other liabilities of $62,000, $249,000 and $429,000, respectively, partially offset by an increase in preferred stock dividends payable of $298,000. The decrease in accounts receivable resulted from a decrease in sales in the second quarter of 2007 as compared to the fourth quarter of 2006 and also reflects the timing of customer payments. The decrease in inventory reflects lower transdermal nitroglycerin product sales and the timing of raw material purchases. The increase in other current assets is due primarily to retainers paid to various professional organizations. The royalties payable decrease is attributable to the Company commencing royalty payments to Key in May 2007. The other liabilities decrease is due primarily to decreases in accrued chargebacks, rebates and allowances, and audit fees. The increase in preferred stock dividends payable is due to legally available funds not being available to make the required dividend payment.

Cash used for operating activities for the six months ended June 30, 2007 was $1,640,000, as compared to cash provided by operating activities of $222,000 for the same period in 2006. The decrease is due primarily to a $2,240,000 net loss in 2007 as compared to a $1,167,000 net loss in 2006 and to decreasing accounts receivable, inventory, accounts payable, royalties payable and other liabilities of $820,000, $100,000, $62,000, $249,000 and $429,000, respectively, and increasing other current assets of $130,000 in 2007 as compared to decreasing accounts receivable, other current assets, accounts payable and other liabilities of $2,045,000, $23,000, $125,000 and $1,266,000, respectively, and increasing inventory and royalties payable of $276,000 and $537,000, respectively, in 2006. The Company had no investing activities for the six months ended June 30, 2007. Investing activities for the six months ended June 30, 2006 used cash of $105,000, consisting of additions made to property, plant and equipment. Financing activities for the six months ended June 30, 2007 provided $630,000 of cash as compared to the same period in 2006 which provided $243,000 of cash.

The Company’s current financial and operating condition raises significant doubt about our ability to continue as a going concern. We anticipate that, given our historical operating results, we may not generate sufficient revenues from product sales to satisfy our ongoing obligations under the Settlement Agreement until the amount due is paid in full. We are paying our current expenses, obligations and liabilities to third parties as they become due from cash generated from sales and from cash borrowed from Health-Chem, which received a $1.85 million payment from the State of Pennsylvania in May 2007, representing amounts held by such agency on Health-Chem’s behalf. We would like to expand our operations to add other transdermal products and enter into agreements with third parties to conduct research and development activities on their behalf, though we cannot say with certainty whether we will be presented with any such opportunities or if we will have the capital resources to pursue such activities. We do not have the capital to pursue such opportunities and we cannot be certain that we will have access to capital on acceptable terms, if at all, should an opportunity presents itself. Accordingly, we cannot predict our future capital requirements at this time.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date hereof, the Company is party to three legal proceedings, as follows:

Key: See Part I, Item 2. Management’s Discussion and Analysis or Plan of Operation for a discussion of the action by Key against Hercon in the Federal District Court for the District of New Jersey.

York Realty LLC: On January 4, 2008, Transderm filed a Complaint for Declaratory Relief, Breach of Contract and Monetary Damages against York Realty Leasing, LLC (“York”) in the Court of Common Pleas of York County, Pennsylvania (the “Complaint”). The action arises out of York’s various correspondences to Transderm alleging that it is in breach of and default under the lease between the parties dated December 7, 2004 for failure to pay rent as provided in the lease. In the Complaint, the Company is seeking, among other things, a declaratory judgment to the effect that the lease is in full force and effect, that the Company is not in default under the lease and that Transderm is owed an amount on account with York which York has refused to credit to Transderm. On January 23, 2008, the Company filed an amended complaint in this matter seeking to clarify certain facts but otherwise requesting the same relief. York did not file a timely answer to the Company’s complaint and, upon further notice to York, the Court entered a default judgment in favor of the Company on February 26, 2008. A hearing in this matter was held on April 25, 2008 whereby the Court ordered that the lease is in full force and effect, that the Company is not in default under the lease and that Transderm is entitled to a rental credit of $57,200.

Yurowitz Action: On February 25, 2008, Andy Yurowitz, a director and the former chief executive of Transderm, Hercon and Health-Chem, served each of Health-Chem and Hercon with a summons without complaint which was filed in The Supreme Court of the State of New York, Kings County on February 7, 2008. The summons also indicated that Andrew Levinson and Manfred Mayerfeld, members of the Boards of Health-Chem and Hercon, will be named in this action. The summons requires that each party file a notice of appearance in the action within a specified time after being served.

The summons states that the nature of the action and the relief sought is defendant’s breach of contract and failure to pay wages. Until the Company is served with and reviews the complaint with counsel, it is unable to comment upon the allegations or any potential defenses.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c) During the three months ended June 30, 2007, the Company did not issue any securities.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

(a) Cancellation of Note Payable. On August 20, 2007, a note payable by Hercon in the amount of $167,000 at June 30, 2007 was cancelled under the terms of an agreement between Hercon and a client that had retained Hercon to undertake research and development activities on its behalf. The agreement provided that in the event that the client did not file certain documents with the United States Food and Drug Administration by May 30, 2006, the note was cancelable by Hercon and all amounts due thereunder would be forgiven by the note holder.

(b) Termination of Andy Yurowitz as Chief Executive Officer and President. On May 14, 2007, James McTevia, in his capacity as Chief Restructuring Officer of the Company, terminated Andy Yurowitz as a paid employee of Transderm, Hercon and Health-Chem. Mr. Yurowitz’s status as an officer of each of these companies was not affected by such termination. On November 22, 2007, the Board ratified the prior termination of Andy Yurowitz as a paid employee and terminated him as the Chief Executive Officer and President, for cause. Mr. Yurowitz continues to serve as a member of the board of Transderm, Hercon and Health-Chem.

(c) Appointment of Acting Chief Executive Officer.  On November 22, 2007, the board of directors appointed Ron Burghauser, the chief financial officer of Transderm and Hercon, as the acting chief executive officer of each company.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description
10.1
Consent Judgment dated May 23, 2007, by the United States District Court, District of New Jersey entered a Final Judgment On Consent between Key Pharmaceuticals, Inc. and Hercon Laboratories Corporation.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSDERM LABORATORIES CORPORATION

Name and Capacity	Date

/s/ Ronald J. Burghauser	June 3, 2008
By: Ronald J. Burghauser Acting Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer) (Principal Accounting Officer)